Form 10-K
period 2016-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2016-08-11
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of December 31, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $30,447,301,854, based upon the closing price of $27.16 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $11,988,865,517, based upon the closing price of $27.23 per share as quoted on the NASDAQ Stock Market on that date.

As of August 5, 2016, 1,064,007,198 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc. (formerly known as News Corporation), a Delaware corporation, is a diversified global media and entertainment company with operations in the following segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; and (iv) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

In fiscal 2016, the Company formed National Geographic Partners, LLC with the National Geographic Society to hold the National Geographic Channels and the publishing, travel and certain other businesses that had been owned by the National Geographic Society. For further information, see “–Business Overview–Cable Network Programming–National Geographic Partners”.

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

The Company’s fiscal year ends on June 30 of each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2016, the Company had approximately 21,500 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

FOX News and Fox Business Network. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in approximately 91 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in nearly 84 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs currently have approximately 62 million subscribers and have rights to telecast live games of 43 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

Fox Sports 1. Fox Sports 1 is a multi-sport national video programming network. During calendar year 2016, Fox Sports 1 will feature over 850 live events, including college football and basketball, UEFA Champions League, the Bundesliga and the Fédération Internationale de Football Association (“FIFA”) World Cup events, Major League Soccer (“MLS”), National Association of Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), United States Golf Association (“USGA”) and Ultimate Fighting Championship (“UFC”), as well as regular season and post-season MLB games. In addition to live events, Fox Sports 1 features shows such as The Herd and Speak for Yourself, original and documentary programming and daily studio programming.

Fox Sports 2. Fox Sports 2 is a multi-sport national video programming network featuring live events from the UFC and NASCAR, along with college basketball, rugby, Australian Football League, world-class soccer and motorsports programming. During calendar year 2016, Fox Sports 2 expects to feature over 450 live events.

Fox Sports Racing. Fox Sports Racing is a 24-hour video programming service consisting of motorsports programming, including NASCAR races, events and original programming (with exclusive coverage of the NASCAR Camping World Truck Series), The 24 Hours of Le Mans, AMA Supercross and Monster Jam. Fox Sports Racing is distributed to subscribers in Canada and the Caribbean.

Fox College Sports. Fox College Sports consists of three regionally-aligned video programming networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from a variety of collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming, which primarily comes from the FSN RSNs across the country.

Fox Soccer Plus. Fox Soccer Plus is a premium video programming network showcasing over 350 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League and FA Cup. Rugby coverage includes matches from Super Rugby League and the National Rugby League.

Fox Deportes. Fox Deportes is a Spanish-language sports programming service distributed in the United States. Fox Deportes has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as UEFA Champions League, MLS, FA Cup, FIFA Club World Cup and Bundesliga), UFC events, NASCAR Sprint Cup, National Football League (the “NFL”) post-season games, including the Super Bowl in 2017, and MLB, including All-Star, NLCS and World Series games. In addition to live events, Fox Deportes also features multi-sport news and highlight shows and daily studio programming, including Central FOX, La Ultima Palabra and FOX Deportes en Vivo. Fox Deportes reaches more than 22 million cable and satellite households in the United States, of which more than 6.5 million are Hispanic.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network (“BTN”), a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming.

FX. FX Networks, LLC (“FX”) is a fully distributed general entertainment video programming network that telecasts a large roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2016-2017 season includes the critically acclaimed American Crime Story, American Horror Story, Fargo, The Americans, The Strain and Tyrant, as well as the first seasons of Legion and Taboo. Also included in the 2016-2017 season line-up are comedies Baskets and Sex&Drugs&Rock&Roll, and the premiere seasons of Atlanta and Better Things. FX televises acquired series including Two and a Half Men and Mike and Molly, and showcases the television premieres of theatrical motion pictures, which in the 2016-2017 season will include Guardians of the Galaxy, 21 Jump Street, The Fault In Our Stars, Gone Girl, How To Train Your Dragon 2, Interstellar and Captain America: The Winter Soldier, among others.

FXX. FXX is a general entertainment video programming network aimed primarily at young adults. Up from its initial distribution of just under 72 million U.S. households, FXX currently reaches close to 79 million U.S. households according to Nielsen Media Research. FXX’s line-up includes current and past season episodes of the comedy series Archer, as well as current episodes of It’s Always Sunny in Philadelphia, Man Seeking Woman and You’re the Worst. FXX also has the exclusive cable rights to air all 596 episodes of The Simpsons. In addition, FXX will showcase the television premieres of an extensive slate of theatrical motion pictures including Dawn of the Planet of the Apes, Rio 2, The Maze Runner, The Equalizer, Mr. Peabody & Sherman and Taken 3.

FXM. FXM is a general entertainment video programming network which splits its programming into two day parts. From 3AM to 3PM, the network airs films from the historic library of Twentieth Century Fox, uncut and commercial free. From 3PM to 3AM, the network utilizes FX’s roster of box office blockbuster modern day films. Also featured throughout both day parts are documentaries and original series that explore the moviemaking process from script to screen. During the 2016-2017 season, FXM will showcase the television premieres of several theatrical motion pictures, including Unbroken, among others.

National Geographic Partners. In fiscal 2016, the Company and the National Geographic Society (“NGS”) formed National Geographic Partners, LLC (“National Geographic Partners”) and contributed, among other things, their existing interests in NGC Network US, LLC and NGC International (collectively, “NGC Networks”) to National Geographic Partners. NGS also contributed its publishing, travel and certain other businesses (collectively, the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company holds a 73% controlling interest in National Geographic Partners, which includes the NGS Media Business and NGC Network US, LLC, which produces and distributes the National Geographic Channel, Nat Geo Wild, and Nat Geo Mundo in the United States. NGSP, Inc., a subsidiary of NGS, holds the remaining interest in National Geographic Partners.

The National Geographic Channels air non-fiction, scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. National Geographic Channel currently reaches close to 87 million households in the United States, Nat Geo Wild reaches more than 57 million households in the United States and Nat Geo Mundo reaches more than three million Hispanic households in the United States according to Nielsen Media Research.

National Geographic Channel International produces the National Geographic Channel, the Nat Geo Adventure channel, the Nat Geo Wild channel and the Nat Geo Music channel for distribution in various international markets. The National Geographic Channel is currently shown in approximately 45 languages and in approximately 170 countries.

Baby TV. The Company owns a 50.1% equity interest in Baby TV, a 24-hour channel dedicated to infants and toddlers under three years old. The Baby TV channel is currently shown in more than 100 countries, including the United States.

Internet Distribution. The Company also distributes programming through its Fox-branded and network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s websites and applications provide live and/or on-demand streaming of network-related programming, and currently include FoxSportsgo.com and the application Fox Sports Go, BTN2Go.com and the application BTN2Go, natgeotv.com and the application Nat Geo TV, and FXnetworks.com and the application FXNOW, which offer in season episode stacks of FX original series, a deep library of movies and all prior season episodes of The Simpsons in an immersive interactive area of the website and application called “Simpsons World.”

Fox Networks Group (“FNG”) International. FNG operates, develops and distributes internationally (outside of the U.S. market) factual, sports, lifestyle, movie and general entertainment channels in various countries in Europe, Latin America, Africa, the Middle East and Asia, including the Fox+ service, Fox Channel, Fox Life (which is also distributed in the United States), FX, Fox Crime, FOX Traveller, the Voyage Channel, Fox Sports, STAR World, National Geographic Channel, Nat Geo Wild and Nat Geo People as well as Chinese language television programming targeted at Chinese-speaking audiences in Asia, including Star Chinese Movies.

FNG Latin America. FNG Latin America distributes in Latin America basic television channels as well as premium pay television channels which are under the Fox+ brand. The Fox+ premium channels primarily feature theatrical motion pictures and some series of Twentieth Century Fox and three other studios, dubbed in Spanish or Portuguese and/or in the English language with Spanish or Portuguese subtitles. The Fox+ premium service was launched in Mexico as a standalone service available to subscribers without the need to subscribe to a pay television service and such service will subsequently be launched in other countries throughout Latin America. In addition to traditional means of distribution, content distribution occurs via internet protocol television (“IPTV”) and as an additive, authenticated, Internet-delivered service by traditional distributors of the linear networks.

FNG owns and operates the Fox Sports networks in Latin America, which are Spanish-language sports networks that are distributed to subscribers in Latin America, except Brazil, as well as Fox Sports Brazil, a Portuguese-language sports network specifically geared to the Brazilian audience.

FNG Europe and Africa. FNG Europe and Africa distributes more than 150 basic television channels and premium sports channels, including Fox, Fox Crime, Fox Life and Fox Sports, in Europe and Africa. It also operates and distributes free-to-air channels in Turkey. In addition to traditional means of distribution, content distribution occurs via IPTV, through mobile operators, and on an authenticated basis through ISPs and other online services.

FNG owns a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”), a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is primarily owned by the Dutch Premier League and the global TV production company Endemol Shine CORE Joint Venture in which the Company owns a 50% interest.

FNG Asia and Middle East. The Company broadcasts television programming over a “footprint” covering approximately 50 countries in Asia and the Middle East. The Company owns Fox Sports Asia, a leading sports broadcaster in Asia which operates approximately 20 channels in different languages. In addition to traditional means of distribution, content distribution occurs via IPTV, through mobile operators, and on an authenticated basis through ISPs and other online services.

STAR India. STAR India develops, produces and broadcasts 62 channels in eight languages, which are distributed primarily via satellite to local cable, IPTV and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe, North America, the Middle East and parts of Africa to their subscribers. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus and Life OK, the Hindi movie channels Star Gold, Star Utsav Movies and Movies OK, the English general entertainment channels Star World, Star World Premier HD, FX, the English movie channels Star Movies, Star Movies Select and Star Movies Action, the Bengali general entertainment channel STAR Jalsha, the Bengali movie channel Jalsha Movies, the Marathi general entertainment channel STAR Pravah, the South Indian languages general entertainment channels Asianet, Asianet Movies, Suvarna, Suvarna Plus and Vijay TV, and eight STAR Sports channels. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns extensive film and television program libraries in the following languages: Hindi, Malayalam, Kannada, Telugu, Tamil, Bengali, Marathi and English.

In December 2015, STAR India acquired the broadcast business of MAA Television Network Limited and launched four Telugu language entertainment channels: MAA, MAA Movies, MAA Gold and MAA Music.

STAR India has acquired global media rights for BCCI Domestic and International Cricket Series matches in India through the season ending 2018, the International Cricket Council global rights through the season ending 2023, Asian Cricket Council matches through the season ending 2023, the England and Wales Cricket Board matches through the season ending 2017, Cricket Australia matches through the season ending 2017, English Premier League through 2019, French Open through 2021, Federation International De Hockey through 2022, Wimbledon through 2019 and Bundesliga through 2020. Additionally, STAR India has acquired digital rights for Indian Premier League through 2017 and digital clip rights to International Cricket Council events through 2019. STAR India owns a 35% minority stake in Football Sports Development Limited, a joint venture with IMG-Reliance, which operates the Indian Super League, a professional soccer league. STAR India also owns a 74% majority stake in Mashal Sports Private Limited which operates the Pro Kabaddi League.

STAR India’s mobile video application for television shows, movies and sports content, hotstar, has more than 72 million downloads as of June 30, 2016. In April 2016, hotstar launched its domestic premium subscription service in India, which offers English-language television series and movies, featuring exclusive in India HBO original programming and the Fox Library (as defined below).

Middle East. The Company has an approximate 19% interest in Rotana Holding FZ-LLC, a diversified media company in the Middle East and North Africa. The Company also has an approximate 47.8% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production, digital and other media businesses in Afghanistan and elsewhere in the Middle East, Central and South Asia, and Africa.

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

FOX News and FOX Business Network. FOX News Channel’s primary competition comes from the cable networks CNN, HLN (CNN’s Headline News), and MSNBC. Fox Business Network’s primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News Channel and FOX Business Network also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets Fox Sports 1, Fox Sports 2, BTN and the FSN RSNs’ respective audience. On a national level, the primary competitors to Fox Sports 1, Fox Sports 2 and FSN are ESPN, ESPN2, NBC Sports Network, Golf Channel and league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network. In regional markets, the FSN RSNs and BTN compete with other regional sports networks, including those operated by team owners and cable television distributors, local broadcast television stations and other sports programming providers and distributors. Fox Sports 1, Fox Sports 2 and FSN also face competition online from Major League Baseball Advanced Media, Yahoo Sports, ESPN.com, NBCSports.com and CBSSports.com, among others.

In addition, Fox Sports 1, Fox Sports 2, BTN, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations and other local and regional sports networks, including sports networks launched by team owners and cable television distributors. Fox Sports 1, Fox Sports 2, BTN and FSN compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and conferences, and television “superstations” that distribute sports. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Cable television distributors sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of the cable television distributors, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by the FSN RSNs. Additionally, cable television distributors and online and social media properties such as Yahoo Sports and Twitter are beginning to compete with our cable sports networks by acquiring and distributing sports content to their online users.

FX and FXX. FX and FXX face competition from a number of basic cable and pay television programming services, such as USA Network (“USA”), TNT, Spike TV, Home Box Office, Inc. (“HBO”) and Showtime Networks (“Showtime”), as well as free-to-air broadcast networks, Internet subscription and rental services such as Netflix and Amazon, and free-to-consumer video sharing websites such as YouTube, that provide programming that targets the same viewing audience as FX and FXX. FX and FXX also face competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic Partners. In the United States, National Geographic Channels face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History, Animal Planet, Travel Channel, Science, VICELAND, American Heroes Channel, FYI and Tru TV, as well as free-to-air broadcast networks, sports, news and general entertainment networks which have acquired or produced competing programming and Internet subscription and rental services. Internationally, the National Geographic Channels compete with various local and foreign television services providers and distribution networks, including local broadcasters and factual channels from Discovery Communications and A&E Television Networks, for audiences, advertising, content acquisition and distribution platforms.

FNG International. Internationally, the Company’s cable businesses compete with various local and foreign television services providers and distribution networks for audiences, advertising, content acquisition and distribution platforms.

STAR India. In India, the pay television broadcasting industry has several participants, and STAR India’s channels compete with both pay and free-to-air channels since they are delivered by common cable, direct-to-home and IPTV. STAR India also competes in India to acquire Hindi and other Indian languages film and programming rights, and internationally for English film and programming rights for television series and media rights for sporting events.

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

Fox Television Stations

	DMA/Rank	Station		Digital Channel		Type	Percentage of U.S. Television Households Reached (a)
New York, NY	1	WNYW		44	(5)	UHF	6.5%
		WWOR	(b)	38	(9)	UHF
Los Angeles, CA	2	KTTV		11	(11)	VHF	4.8%
		KCOP	(b)	13	(13)	VHF
Chicago, IL	3	WFLD		31	(32)	UHF	3.1%
		WPWR	(b)(c)	51	(50)	UHF
Philadelphia, PA	4	WTXF		42	(29)	UHF	2.6%
Dallas, TX	5	KDFW		35	(4)	UHF	2.3%
		KDFI	(b)	36	(27)	UHF
San Francisco, CA	6	KTVU		44	(2)	UHF	2.2%
		KICU	(d)	36	(36)	UHF
Washington, DC	7	WTTG		36	(5)	UHF	2.2%
		WDCA	(b)	35	(20)	UHF
Atlanta, GA	9	WAGA		27	(5)	UHF	2.1%
Houston, TX	10	KRIV		26	(26)	UHF	2.1%
		KTXH	(b)	19	(20)	UHF
Tampa, FL	11	WTVT		12	(13)	VHF	1.6%
Phoenix, AZ	12	KSAZ		10	(10)	VHF	1.6%
		KUTP	(b)	26	(45)	UHF
Detroit, MI	13	WJBK		7	(2)	VHF	1.6%
Minneapolis, MN(e)	15	KMSP		9	(9)	VHF	1.5%
		WFTC	(b)	29	(29)	UHF
Orlando, FL	19	WOFL		22	(35)	UHF	1.3%
		WRBW	(b)	41	(65)	UHF
Charlotte, NC	22	WJZY		47	(46)	UHF	1.0%
		WMYT	(b)	39	(55)	UHF
Austin, TX	39	KTBC		7	(7)	VHF	0.7%
Gainesville, FL	162	WOGX		31	(51)	UHF	0.1%
TOTAL							37.3%

Source: Nielsen Media Research, January 2016

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
(c)

Effective September 1, 2016, station WPWR will become an affiliate of The CW Television Network during prime time and other network time periods. MyNetworkTV programming will be telecast during other time periods.

(d)	Independent station.
(e)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

FOX Broadcasting Company (“FOX”)

FOX has 207 FOX Affiliates, including 17 stations owned and operated by the Company, which reach approximately 99.9% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming, 60 minutes of late-night programming on Saturday and 60 minutes of news programming on Sunday. FOX’s prime-time entertainment programming features such series as Empire, Last Man on Earth, Scream Queens, New Girl, Brooklyn Nine-Nine, Gotham, Lucifer and The Simpsons; unscripted series such as Hell’s Kitchen, Master Chef and the farewell season of American Idol; event series such as The X-Files and Wayward Pines; and live event specials such as Grease Live! and The Passion. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the NFL and MLB, as well as live coverage of the Sprint Cup Series of NASCAR, USGA golf events (including the men’s U.S. Open), college football and basketball, UFC and international soccer, including, FIFA World Cup events.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the 18 to 34-year old adult demographic coveted by advertisers. During the 2015-2016 traditional September to May broadcast season, FOX ranked first among adults ages 18 to 34 (based on Live+7 ratings). FOX ranked first in prime-time programming among teens ages 12 to 17 (tied with CBS Television Network (“CBS”)) (based on Live+7 ratings). FOX has ranked first among adults ages 18 to 34 for 13 out of the past 14 years (2002-2003 to 2015-2016) and FOX has ranked first among teens ages 12 to 17 for 15 of the past 16 years (2000-2001 to 2015-2016). FOX’s Empire was the broadcast season’s top-ranked broadcast entertainment program among adults ages 18 to 49 for the second consecutive season. The X-Files was the broadcast season’s top-ranked event series among adults ages 18 to 49 and ranked third among broadcast entertainment programs (based on Live+7 ratings). Lucifer was the broadcast season’s number two new drama among adults ages 18 to 49 and Scream Queens was the top-ranked new comedy among adults ages 18 to 34 and teens ages 12 to 17. Inclusive of all telecasts, the median age of the FOX viewer is 48 years, as compared to 54 years for ABC Television Network (“ABC”), 55 years for NBC broadcast network (“NBC”) and 59 years for CBS. Excluding all sports and repeat programming, the median age of the FOX viewer is 47 years, as compared to 54 years for ABC, 56 years for NBC, and 59 years for CBS.

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

FOX also distributes programming through its network-branded website, FOX.com, and its FOXNOW and FSGo applications, and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from Twentieth Television and other third party syndicators to its licensee stations. As of June 30, 2016, MyNetworkTV had license and delivery agreements covering 190 stations, including 10 stations owned and operated by the Company, reaching approximately 98% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete for audiences, programming and advertising revenue with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite program services, cable television networks, as well as other media, including DVDs, Blu-rays, digital video recorders (“DVR”), video games, and Internet-delivered free, advertising supported, subscription and rental services. In addition, FOX and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2016, TCFF placed 22 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures primarily for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2016 included Maze Runner: The Scorch Trials, The Martian, Alvin and the Chipmunks: The Road Chip (together with New Regency), The Revenant, Deadpool, X-Men: Apocalypse, Independence Day: Resurgence, and Brooklyn. TCFF has already released or currently plans to release approximately 25 motion pictures in the United States in fiscal 2017, including Ice Age Collision Course, Miss Peregrine's Home for Peculiar Children, Why Him?, Kingsman: The Golden Circle, and The Birth of a Nation. Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2017 releases, TCFF currently expects to distribute three New Regency films.

The Company has an arrangement with DreamWorks Animation SKG, Inc. (“DWA”) to distribute new release animated motion pictures produced by DWA, as well as certain other library motion pictures and programming controlled by DWA, domestically and internationally in all media including theatrical, all home media formats and certain forms of television. Among TCFF’s fiscal 2017 releases, TCFF currently expects to distribute three DWA films.

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

Through Twentieth Century Fox Home Entertainment LLC and TCFF, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2016, the domestic home entertainment division released or re-released approximately 1,135 produced and acquired titles, including 27 new TCFF film releases, approximately 720 catalog titles and approximately 388 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 1,024 releases in fiscal 2016, including approximately 28 new TCFF film releases, approximately 626 catalog titles and approximately 370 television and non-theatrical releases. The Company enters into domestic and international license arrangements with third parties for distribution by electronic sell-through (“EST”), video-on-demand (“VOD”) and/or pay-per-view (“PPV”). Distribution on an EST basis enables consumers to acquire the right to retain programs on a permanent basis. The EST, VOD and PPV arrangements generally provide for license fees based on a percentage of the licensee’s gross receipts received from consumers and in some cases a guaranteed minimum fee per consumer transaction. In addition, these arrangements generally provide for a minimum number of scheduled PPV exhibitions per program and for continuous VOD availability of each program to consumers during a fixed period. In fiscal 2016, the Company continued its arrangement to distribute new release animated motion pictures produced by DWA as well as certain other catalog motion pictures and programming controlled by DWA. In fiscal 2016, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 446 MGM home entertainment theatrical, catalog and television programs domestically and 488 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate Films Inc. (“Lions Gate”) (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,295 Lions Gate home entertainment theatrical, catalog and television programs and approximately 587 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2016, the domestic home entertainment division released 462 Blu-ray titles, including 27 new TCFF film releases, 355 catalog titles and 80 television and non-theatrical releases. In international markets, the Company released 391 Blu-ray titles, including 25 new TCFF film releases, 308 catalog titles and 58 television and non-theatrical releases. The Company also distributed 187 Blu-ray titles from MGM domestically and 138 titles internationally, 377 Blu-ray titles from Lions Gate domestically, and 169 Blu-ray titles from Anchor Bay domestically.

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

Television Programming, Production and Domestic Syndication Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2016, TCFTV produced television programs for FOX, FX, ABC, CBS, NBC and Turner Broadcasting System (“TBS”). TCFTV currently produces, or has orders to produce, episodes of the following television series: 24: Legacy, A.P.B., Bob’s Burgers, Bones, Empire, The Exorcist, Family Guy, The Last Man on Earth, Making History, The Mick, New Girl, Pitch, Prison Break (Event Series), Rosewood, Scream Queens, Shots Fired (Event Series), The Simpsons, Sleepy Hollow, Son of Zorn, Star and Wayward Pines for FOX; American Horror Story for FX; Fresh Off The Boat, Last Man Standing, Modern Family and Speechless for ABC; The Carmichael Show and This Is Us for NBC; Life in Pieces for CBS; and American Dad for TBS. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Fox21 Television Studios (“Fox21”). Fox21 produces television programs for major U.S. cable networks and SVOD services including American Crime Story, The Americans, Feud!, Tyrant and Sex&Drugs&Rock&Roll for FX; Dice and Homeland for Showtime; Queen of the South for USA; Chance for Hulu; Seven Seconds for Netflix; Genius for National Geographic Channel; and Salem for WGN America. Additionally, Fox21 is producing Rocky Horror Picture Show, a made-for-television motion picture for FOX.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming also has increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are typically (i) licensed for first-run exhibition in international markets, (ii) made available for EST, including individual episodes and full series, (iii) licensed for VOD, PPV and SVOD services, including individual episodes and full series, (iv) released in DVD and Blu-ray box sets,  (v) licensed for off-network exhibition in the United States (including in syndication and to cable programmers) and (vi) licensed for further television exhibition in international markets. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

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

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, New Girl, Last Man Standing, Archer, It’s Always Sunny in Philadelphia, Burn Notice, Family Guy, Bones, How I Met Your Mother, The Cleveland Show, Bob’s Burgers, Glee and The Simpsons to cable and broadcast networks. First-run programs distributed by Twentieth Television include the court show Divorce Court and the entertainment magazine program Dish Nation. Additionally, Twentieth Television also sells national advertising on behalf of other third party syndicators.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying ownership and distribution rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series, the Die Hard series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Juno, Life of Pi, the Taken series and 12 Years a Slave. In addition, the Company has distributed four of the top 10 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope and Star Wars Episode I: The Phantom Menace.

The Fox Library contains varying ownership and distribution rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, How I Met Your Mother, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, Arrested Development, Futurama, Glee, Sons of Anarchy, The Shield, Burn Notice, Malcolm in the Middle, Raising Hope, White Collar and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, Modern Family, Homeland, New Girl, Last Man Standing, Bob’s Burgers, American Dad, American Horror Story, Empire and Last Man on Earth.

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

Hulu

The Company has an approximate 30% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, the other partners in Hulu, NBCUniversal and The Walt Disney Company, as well as Time Warner Inc., which acquired a 10% interest in Hulu in August 2016, and over 200 other third-party content licensors. Hulu’s premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes.

Endemol Shine CORE Joint Venture

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed a joint venture in December 2014 to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group (collectively, “Endemol Shine CORE Joint Venture”). Although Endemol and Shine were consolidated in connection with this contribution, the CORE Media Group retained a separate capital and management structure under the ownership of the joint venture. The Company and Apollo have an equal ownership interest in the joint venture. During the fourth quarter of fiscal 2016, Core Entertainment Inc., was deconsolidated upon commencement of its bankruptcy proceedings. Endemol Shine CORE Joint Venture has creative operations in over 30 markets, with a diverse portfolio, both scripted and non-scripted, coupled with digital, gaming, and distribution operations (See Note 7 – Investments to the accompanying Consolidated Financial Statements of the Company for further discussion).

Tata Sky

The Company holds an approximate 30% interest in Tata Sky Limited which owns and operates a DTH platform in India.

Other Investments

The Company has a minority equity interest in Vice Holdings Inc., a digital media company.

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

India. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and through DTH and IPTV delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations. The government allows 100% foreign direct investment in distribution platforms and 49% foreign direct investment in electronic news. Effective November 2015, government approval is no longer required for foreign direct investment in non-“news and current affairs” (i.e. entertainment) television channels. In addition, the government does not permit broadcasters to own more than 20% of distribution platforms.

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. Indian law requires that all film and media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content. The Indian Broadcasting Foundation has issued Self-Regulatory Guidelines that apply to the programming on non-news and current affairs channels.

Certain wholesale and retail channel tariffs are under review after intervention by the Indian courts. While there is no tariff regulation for DTH at the retail level, broadcasters are required under an interim order by the court to offer their channels to DTH platforms at 42% of the rates charged to analog cable. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In 2011, the Cable Television Act was amended and new rules were issued mandating that cable networks switch from analog to digital systems. The Telecom Regulatory Authority of India (“TRAI”) issued rules that mandated, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. This new regime, which will bring digital cable pricing in line with DTH, is expected to be fully implemented by the end of calendar year 2016. Channel prices in India have been frozen since 2003 and occasional inflationary adjustments have been allowed in the past. The TRAI allowed a 27.5% inflation based increase in channel rates that was to be implemented by January 1, 2015. However, the Indian court struck down this increase. The Company, along with other broadcasters, has filed an appeal which was dismissed. The present channel tariffs continue to be under review by the TRAI with a final outcome expected in calendar 2016.

The TRAI enacted regulations in March 2013 that limit the amount of advertising time allowed on television channels. These regulations replaced the regulations enacted by the TRAI in May 2012 that had been challenged in the Indian courts. The March 2013 regulations have also been challenged and such challenges are currently pending in the Indian courts.

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

The copyright laws in India were amended in June 2012 to provide, inter alia, for rights to receive royalties by authors of underlying work and to permit broadcasters to access content under a statutory license at royalty rates to be determined by the authorized copyright body once it is established.

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, the government imposes restrictions on the ability to effectuate price increases on rates charged to pay-TV operators and has also implemented certain measures in currency exchange controls which have caused significant impediments and limitations to any person or entity moving money out of the country resulting in exposure to currency devaluation, however, the new administration has eased such exchange controls. Pay-TV operators are required to carry certain government operated channels. Argentina regulations reduced the available advertising inventory on the channels by half to six minutes per hour, which must be accumulated within a four-hour consecutive programming block. In Brazil, regulations require, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours (the “Quota Requirement”), half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. In order to encourage the local industry and the production of Brazilian content, new restrictions continue to be established defining the type of content that may be considered Brazilian content for purposes of the Quota Requirement. Compliance with these regulations increases the cost of doing business by imposing additional production/acquisition costs as well as third party administrative and legal expenses.

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

In January 2014, the European Commission (“EC”) initiated formal antitrust proceedings to examine certain provisions in licensing agreements between several U.S. film studios, including Twentieth Century Fox, and a number of European pay-TV broadcasters, including Sky Italia, Sky Deutschland and Sky UK. The EC is investigating provisions which prevent broadcasters from providing their services across borders, for example by refusing potential subscribers from other EU countries or blocking cross-border online access to their services. In July 2015, the EC sent a Statement of Objections to Twentieth Century Fox, several other U.S. film studios and Sky UK taking the preliminary view that such contractual provisions may breach EU competition rules prohibiting anti-competitive agreements. In January 2016, the EC held a hearing on the matter. The Statement of Objections, which sets out the preliminary position of the EU, and the hearing do not represent a finding of infringement or prejudge the outcome of the investigation. The EC continues to investigate the license agreements between the film studios and other European broadcasters. It is not possible to predict the timing or outcome of the EC’s proceedings, including whether fines, if any, may be imposed, or the impact on the Company’s business.

In 2015 and 2016, as part of its Digital Single Market Strategy, the EC commenced a number of initiatives, including legislative proposals to allow for broader access to online content across EU countries, as well as consultations to review the Satellite and Cable Directive, the AudioVisual Media Services Directive and the Electronic Communications Directive. It is not possible to predict the timing or outcome of these initiatives or the impact on the Company’s business.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for two of its television station licenses, both of which have been opposed by third parties. On June 13, 2007 and May 15, 2008, Fox Television Stations entered into agreements with the FCC that preclude it from objecting, on the grounds that such action is barred by certain statutes of limitations, to FCC or other governmental action relating to (i) petitions to deny or complaints that have been filed against several owned and operated stations relating to programming that is alleged to violate the prohibition against indecent broadcasts or (ii) inquiries from the FCC regarding compliance with its sponsorship identification rules. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct a voluntary auction of television broadcast station spectrum. Stations that continue their operations may have to change channels once the FCC “repacks” broadcast spectrum. The legislation requires the FCC to assist stations in retaining their current coverage areas, provides that no stations will be forced into the VHF band and establishes a fund to reimburse broadcasters for reasonable channel relocation expenses. The FCC took a variety of steps to implement the legislation, leading to the start of the broadcast spectrum incentive auction in May 2016. The auction remains under way at this time. Fox Television Stations has filed applications with the FCC to participate in the auction. The FCC also has announced a plan to “repack” the television broadcast stations that do not participate in the auction over the subsequent 39 months following the closing of the auction; the FCC indicated that it will use reasonable efforts to try to preserve stations’ current coverage areas. The broadcast industry is exploring additional uses for currently allocated spectrum. It is expected that the FCC auction and repacking will involve multiple rulemaking proceedings and may take several years to complete. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, FCC spectrum auctions and repacking, or their effect on the Company.

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

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. In September 2013, the FCC commenced a proceeding to consider elimination of the so-called “UHF discount” under which UHF stations are attributed with only 50% of the television households in their markets for purposes of calculating compliance with the national station ownership cap. If the FCC decides to eliminate the UHF discount it may affect the Company’s ability to acquire television stations in additional markets. Even in the event that the FCC were to eliminate the UHF discount, the Company’s national audience reach would remain below the national station ownership cap. It is not possible to predict the timing or outcome of the pending proceeding.

Fox Television Stations owns two television stations in the New York DMA. By virtue of its common ownership with News Corp due to the Murdoch Family Trust’s ownership interest in both News Corp and the Company, Fox Television Stations also retains an attributable interest in The New York Post, a daily newspaper in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the The New York Post and WNYW (TV). On August 8, 2014, the FCC’s Media Bureau granted a new temporary waiver of the newspaper/broadcast cross-ownership rule to permit the common ownership of the The New York Post and WWOR-TV; the waiver shall remain in effect until 90 days after the effective date of an FCC order in the 2014 quadrennial review of the media ownership regulations that either adopts a new rule or upholds the existing rule (the “August 2014 Order”). At that time, Fox Television Stations shall either (1) comply with the rule then in effect or (2) file a new request for a waiver of such rule. Parties opposed to the August 2014 Order filed an application for review by the full FCC, which is pending. It is not possible to predict the timing or outcome of the FCC’s action on this request for review or its effect on the Company.

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

Under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. During fiscal 2016, the Company had in place a suspension of 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders in order to maintain compliance with U.S. law. In August 2016, the Company eliminated the suspension of voting rights of shares of Class B Common Stock and remains in compliance with applicable U.S. law. The FCC could review the Company’s compliance with the Act in connection with its consideration of Fox Television Stations’ license renewal applications.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The

Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Several cable and satellite operators filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. In March 2011, the FCC responded by initiating a rulemaking to explore changes to its retransmission consent regulations. The FCC tentatively concluded that it does not have the power to order mandatory arbitration or interim carriage and instead sought comment on modifications to its rules affecting retransmission consent negotiations, including providing more guidance under the FCC’s “good faith negotiation” standard, improving notice to consumers in advance of possible disruptions of TV station carriage and eliminating program exclusivity rules that restrict cable and satellite operators’ ability to negotiate for alternative access to network programming. In March 2014, the FCC adopted limited changes to its retransmission consent rules to prohibit a television broadcast station ranked among the top four stations (as measured by audience share) from negotiating retransmission consent jointly with another top four station in the same geographic market if the stations are not commonly owned. Pursuant to the Satellite Television Extension and Localism Act Reauthorization, which Congress passed in December 2014, the FCC also was required to initiate a new rulemaking proceeding in September 2015 to review the “totality of the circumstances” component of its retransmission consent good faith bargaining rules. The broadcast industry, including Fox Entertainment Group and Fox Television Stations, filed comments opposing broader changes to the current retransmission consent regime. The Chairman of the FCC announced on July 15, 2016 that the Commission will not proceed at this time to adopt additional rules governing good faith negotiations for retransmission consent.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance has been required since July 1, 2012 and, as of July 1, 2015, applies to FOX affiliates in the Top 60 markets. Fox News Channel, which from time to time has been among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. In April 2016, the FCC proposed to expand its video description rules to require covered stations and networks to carry 87.5 hours of prime time or children’s programming per calendar quarter with video descriptions. The FCC proposal also would require compliance by the top ten non-broadcast networks and would impose a no-backsliding rule such that networks would remain subject to the requirements even if they fall out of the top five or top ten ranking.  It is not possible to predict the timing or outcome of the FCC’s proposal. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V-Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

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

A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements, and cybersecurity. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. These principles were extended in November 2011 to the use of online consumer data for purposes other than advertising, in July 2013 to the mobile environment and in November 2015 to cross-device tracking. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has enacted a new General Data Protection Regulation (“GDPR”) that will replace the current Data Protection Directive in May 2018. The GDPR will tighten regulation of the collection, use and security of online data and will continue to restrict the trans-border flow of data. Several European countries have issued new guidelines under the EU Cookie Directive that require robust disclosures and consumer choice before a user can be tracked online. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. It is unclear how compliance with the GDPR will affect the Company’s business. Canada, Australia, Russia and countries in South/Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements.

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

The Company’s broadcast stations and cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s broadcast stations and cable networks, which may adversely affect those networks’ revenues from affiliate fees and their ability to sell national and local advertising time. The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time.

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse, Could Cause a Disruption of Services or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, theft, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which has been material to the Company to date. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service, or sabotage systems change frequently. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.  Significant security breaches, such as misappropriation, misuse, leakage, falsification, accidental release, or otherwise improper disclosure of information maintained in the Company’s information systems and networks or those of our vendors, including financial, personal, confidential and proprietary information relating to personnel, customers, vendors and our business, including our intellectual property, could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, lawsuits or loss of customers or revenue. In addition, the Company may be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, and may require us to expend significant resources to remedy any such security breach.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. For example, in fiscal 2016, the U.S. dollar appreciated in relation to the Euro, the Canadian dollar, the Mexican Peso, the Brazilian Real, the Indian Rupee and the Pound Sterling. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations, including in Latin America, may be determined in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

In addition, changes in laws, regulations or the interpretations thereof in the U.S. and other jurisdictions in which the Company has operations could affect the Company’s results of operations.

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, during fiscal 2016, the Company had suspended 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. In August 2016, the Company eliminated the suspension of voting rights of shares of Class B Common Stock and remains in compliance with applicable U.S. law. The Company continues to monitor its foreign ownership based on its assessment of the information reasonably available to it, but it is not able to predict whether it will need to reinstate the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

The Company Could Be Subject to Significant Additional Tax Liabilities.

We are subject to taxation in U.S. federal, state and local jurisdictions and many non-U.S. jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof could affect the Company’s results of operations.  Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.

Our tax returns are routinely audited, tax-related litigation or settlements may occur, and U.S. or foreign jurisdictions may assess additional income tax liabilities against us. The final outcomes of tax audits, investigations, and any related litigation could result in materially different tax recognition from our historical tax provisions and accruals. These outcomes could conflict with private letter rulings, opinions of counsel or other interpretations provided to the Company. If these matters are adversely resolved, we may be required to recognize additional charges to our tax provisions and pay significant additional amounts with respect to current or prior periods or our taxes in the future could increase, which could affect our operating results and financial condition.

In connection with the Separation, the Company received a private letter ruling from the IRS and an opinion from Hogan Lovells US LLP confirming the tax-free status of the distribution and related internal transactions for U.S. federal income tax purposes. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions or representations relied upon for the private letter ruling is not correct or has been violated. If these transactions are determined to be taxable, the Company would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the News Corp common stock distributed to our stockholders on the distribution date over our tax basis in such shares of our common stock. In addition, other tax authorities could determine on audit that the distribution or the related internal reorganizations should be treated as taxable transactions.

In addition, under the terms of a tax sharing and indemnification agreement that we entered into in connection with the Separation, we are required to indemnify News Corp against U.S. consolidated and combined tax liabilities attributable to all tax periods or portions thereof prior to June 29, 2013. Disputes or assessments could arise during future audits by the IRS that could give rise to indemnification obligations under this agreement in amounts that we cannot quantify.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

(b)	The leased office space at Fox Plaza, located adjacent to the Fox Studios Lot, in Los Angeles, California;
(c)	The leased and owned U.S. headquarters of the Company, located in New York, New York which includes home offices for Fox News and Fox Television Stations and various other operations;
(d)	The leased office and production facilities of Blue Sky Studios in Greenwich, Connecticut;
(e)	The leased and owned offices of FSN, Inc. at various locations for studio sports broadcasting;
(f)	The leased and owned facilities of Fox Television Stations at various locations; and
(g)	The leased sports broadcasting and production facility of FNG Latin America in Mexico City, Mexico.

South America

The Company’s principal real properties in South America are the following:

(a)	The owned broadcasting and transmission facility of FNG Latin America in Buenos Aires, Argentina; and
(b)	The owned sports broadcasting and production facility of FNG Latin America in Rio de Janeiro, Brazil.

Europe

The Company’s principal real property in Europe is the leased office and theater space of TCFF and FNG Europe and Africa in London, England.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;
(b)	The leased premises in Hong Kong and other Asian cities used by FNG Asia and Middle East for its television broadcasting and programming operations; and
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

Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock are listed and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively. As of June 30, 2016, there were approximately 33,700 holders of record of shares of Class A Common Stock and 10,800 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend(a)	High	Low	Dividend(a)
Fiscal Year Ended June 30,
2015:
First Quarter	$35.28	$31.03	$0.125	$36.30	$31.30	$0.125
Second Quarter	37.50	30.71	-	39.01	31.77	-
Third Quarter	36.52	31.78	0.150	37.85	32.80	0.150
Fourth Quarter	34.43	31.88	-	34.65	32.26	-
2016:
First Quarter	33.52	25.41	0.150	34.49	25.19	0.150
Second Quarter	31.50	27.23	-	31.28	27.07	-
Third Quarter	28.21	24.21	0.150	28.23	24.14	0.150
Fourth Quarter	30.93	26.26	-	31.06	26.37	-

(a)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors (the “Board”). Subsequent to June 30, 2016, the Company announced a 20% increase to its dividend, declaring a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock, resulting in a prospective annual dividend of $0.36 per share. The dividend declared is payable on October 19, 2016 with a record date for determining dividend entitlements of September 14, 2016.

The Board has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. The remaining amount as of June 30, 2016 under the Company’s $5 billion authorization approved by the Board in August 2015, excluding commissions, was approximately $650 million and, as of August 10, 2016, the remaining amount was approximately $400 million. In August 2016, the Board authorized the repurchase of an additional $3 billion of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which the buyback authorization is expected to be completed.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the fiscal year ended June 30, 2016:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
Total first quarter fiscal 2016	65,843,217	$29.95	$1,972
Total second quarter fiscal 2016	44,823,260	28.82	1,292
Total third quarter fiscal 2016	27,902,602	26.66	744
Fourth quarter repurchases:
April	10,539,967	29.70	$313
May	2,486,623	29.76	74
June	20,620,225	28.47	587

Total fourth quarter fiscal 2016	33,646,815		$974

Total fiscal 2016	172,215,894		$4,982

The Company did not repurchase any of its Class B Common Stock during the fiscal year ended June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2016(a)	2015(a)	2014(a)	2013(b)	2012(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$27,326	$28,987	$31,867	$27,675	$25,051
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	2,763	8,373	3,785	6,820	3,176
Net income attributable to Twenty-First Century Fox, Inc. stockholders	2,755	8,306	4,514	7,097	1,179
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.42	$3.94	$1.67	$2.91	$1.27
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.42	$3.93	$1.67	$2.91	$1.27
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.42	$3.91	$1.99	$3.03	$0.47
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.42	$3.90	$1.99	$3.03	$0.47
Cash dividend per share	$0.300	$0.275	$0.250	$0.170	$0.180

	As of June 30,
	2016	2015	2014	2013	2012
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,424	$8,428	$5,415	$6,659	$9,626
Total assets	48,365	50,039	54,793	50,944	56,663
Borrowings	19,725	19,039	19,058	16,458	15,455
Twenty-First Century Fox, Inc. stockholders' equity	13,661	17,220	17,418	16,998	24,684

(a)

See Notes 2, 3, 4, 5, 6, 7 and 22 to the accompanying Consolidated Financial Statements of Twenty-First Century Fox, Inc. for information with respect to significant acquisitions, disposals, discontinued operations, accounting changes, impairment charges, restructuring charges and other transactions during fiscal 2016, 2015 and 2014.

(b)

In fiscal 2013, the Company acquired additional shares of Sky Deutschland AG (“Sky Deutschland”) increasing the Company’s ownership interest to approximately 55%. As a result of this transaction, the carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion. Also, during fiscal 2013, the Company sold its 49% investment in NDS Group Limited to Cisco Systems Inc. for approximately $1.9 billion. The Company recorded a gain of approximately $1.4 billion on this transaction. Additionally, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations.” The Company distributed approximately $2.4 billion to News Corp.

(c)

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2016 or early fiscal 2017 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for fiscal 2016, 2015 and 2014. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for fiscal 2016, 2015 and 2014, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors in the United States (“U.S.”) and internationally.

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

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The Direct Broadcast Satellite Television (“DBS”) segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively, the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Italia and Sky Deutschland”). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no current activity in the DBS segment.

Cable Network Programming and Television

The Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from multi-channel video programming distributors (“MVPDs”) based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to U.S. MVPDs to typically facilitate the carriage of a domestic cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. In the U.S., cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services. Internationally, distribution technology varies region by region.

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

The most significant operating expenses of the Cable Network Programming segment and the Television segment are the acquisition and production expenses related to programming, marketing and promotional expenses, and the expenses related to operating the technical facilities of the cable network or broadcaster. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

The profitability of U.S. national sports contracts and certain international sports rights agreements is based on the Company’s best estimates at June 30, 2016 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2016, additional amortization of rights may be recognized. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

The Company enters into arrangements with third parties to co-produce certain of its theatrical and television productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements, primarily for theatrical productions, include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investors’ contractual interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 926, “Entertainment—Films” (“ASC 926”), the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

Other Business Developments

See Note 3 – Acquisitions, Disposals and Other Transactions, under the heading “Fiscal 2016”, and Note 7 – Investments, under the heading “Other”, to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for a discussion of the Company’s business developments.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2016 versus Fiscal 2015

The following tables set forth the Company’s operating results for fiscal 2016, as compared to fiscal 2015, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$11,221	$10,353	8%
Subscription	-	1,964	(100)%
Advertising	7,659	7,609	1%
Content	7,949	8,677	(8)%
Other	497	384	29%

Total revenues	27,326	28,987	(6)%
Operating expenses	(17,129)	(18,561)	(8)%
Selling, general and administrative	(3,675)	(3,784)	(3)%
Depreciation and amortization	(530)	(736)	(28)%
Equity (losses) earnings of affiliates	(34)	904	**
Interest expense, net	(1,184)	(1,198)	(1)%
Interest income	38	39	(3)%
Other, net	(658)	4,196	**

Income from continuing operations before income tax expense	4,154	9,847	(58)%
Income tax expense	(1,130)	(1,243)	(9)%

Income from continuing operations	3,024	8,604	(65)%
Loss from discontinued operations, net of tax	(8)	(67)	(88)%

Net income	3,016	8,537	(65)%
Less: Net income attributable to noncontrolling interests	(261)	(231)	13%

Net income attributable to Twenty-First Century Fox stockholders	$2,755	$8,306	(67)%

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$11,221	$10,396	8%
Advertising	7,659	7,503	2%
Content	7,949	8,700	(9)%
Other	497	353	41%

Adjusted total revenues	27,326	26,952	1%
Direct Broadcast Satellite Television, net of eliminations	-	2,035	(100)%

Total revenues	$27,326	$28,987	(6)%

**	not meaningful

Overview – The Company’s revenues decreased 6% for fiscal 2016, as compared to fiscal 2015. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 1% for fiscal 2016, as compared to fiscal 2015, primarily due to higher affiliate fee and advertising revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber across most channels, and the increase in advertising revenue was led by higher pricing at Fox News Channel (“Fox News”) and increases at the international cable channels. The decrease in content revenue was primarily attributable to lower worldwide home entertainment and theatrical revenues and the effect of the disposition of Shine Group in December 2014. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $725 million for fiscal 2016, as compared to fiscal 2015.

Operating expenses decreased 8% for fiscal 2016, as compared to fiscal 2015, primarily due to the sale of the DBS businesses in November 2014 and Shine Group in December 2014 partially offset by higher operating expenses at the Cable Network Programming and Television segments.

Selling, general and administrative expenses decreased 3% for fiscal 2016, as compared to fiscal 2015, primarily due to the sale of the DBS businesses and Shine Group partially offset by higher selling, general and administrative expenses at the Cable Network Programming segment.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, decreased 28% for fiscal 2016, as compared to fiscal 2015, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $938 million for fiscal 2016, as compared to fiscal 2015, primarily due to lower results at Sky. Included in Sky’s results for fiscal 2015 was the Company’s proportionate share of approximately $790 million of Sky’s gains related to the sale of its investments in NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC International”), Sky Betting & Gaming (“Sky Bet”) and ITV plc. Also contributing to this decrease were lower results at Endemol Shine CORE Joint Venture (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Shine Group”) and Hulu LLC. Endemol Shine CORE Joint Venture’s results for fiscal 2016 include the Company’s proportionate share related to the loss on deconsolidation of a subsidiary and other impairment charges of approximately $95 million (See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other Equity Affiliates”).

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Sky	$383	$1,139	(66)%
Other equity affiliates	(417)	(235)	(77)%

Equity (losses) earnings of affiliates	$(34)	$904	**

**	not meaningful

Interest expense, net – Interest expense decreased $14 million for fiscal 2016, as compared to fiscal 2015, primarily due to the effect of the amendment to the Yankees Entertainment and Sports Network (the “YES Network”) credit agreement in fiscal 2015 (as described in Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank loans”) partially offset by higher average debt outstanding as a result of the issuance in October 2015 of $600 million of 3.70% Senior Notes due 2025 and $400 million of 4.95% Senior Notes due 2045.

Other, net –

	For the years ended June 30,
	2016	2015
	(in millions)
Gain on disposition of DBS businesses	$-	$4,984
Restructuring	(231)	(232)
Investment impairment losses	(99)	(4)
Impairment charges	(92)	(270)
Settlement loss on pension liabilities	(75)	(245)
Acquisition related costs	(69)	-
Loss on exit of MundoFox investment	(12)	(85)
Gain on disposition of Shine Group	-	58
Venezuela foreign currency devaluation	-	(28)
Other	(80)	18

Total other, net	$(658)	$4,196

For additional details on Other, net, see Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s tax provision and related effective tax rate of 27% for fiscal 2016 was lower than the statutory rate of 35% primarily due to a 3% rate reduction from the Company’s foreign operations and a 4% rate reduction from increased tax amortization deductions for certain film and television properties as a result of a ruling that was received by the Company. In addition, increases in the net provision for uncertain tax positions were substantially offset by the final settlement of a foreign matter.

The Company’s tax provision and related effective tax rate of 13% for fiscal 2015 was lower than the statutory rate of 35% primarily due to the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 17% for the year. The Company also recognized a benefit of approximately 3% associated with the recognition of various tax benefits. These benefits primarily related to the reversal of additional valuation allowances related to the Company’s foreign tax credit carryforwards as the Company separately determined that it was more likely than not that the Company would utilize these credit carryforwards before they expire.

Net income – Net income decreased for fiscal 2016, as compared to fiscal 2015, primarily due to the comparative effect of the gain on the sale of the DBS businesses in November 2014 and a decrease in equity (losses) earnings of affiliates.

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

Overview – The Company’s revenues decreased 9% for fiscal 2015, as compared to fiscal 2014. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 3% for fiscal 2015, as compared to fiscal 2014, primarily due to higher affiliate fee revenue partially offset by a decrease in advertising revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across most channels and the effect of the acquisition of the majority interest in the YES Network in February 2014. The decrease in advertising revenue for fiscal 2015 was primarily due to the comparative effect of the broadcast of Super Bowl XLVIII in February 2014 and lower general entertainment primetime ratings at FOX. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $625 million for fiscal 2015, as compared to fiscal 2014.

Operating expenses decreased 12% for fiscal 2015, as compared to fiscal 2014, primarily due to the sale of the DBS businesses in November 2014 partially offset by increases at the Cable Network Programming segment. During fiscal 2015, operating expenses at the Cable Network Programming segment increased approximately $1 billion primarily due to higher programming costs including STAR Sports’ broadcast of the International Cricket Council (“ICC”) Cricket World Cup matches, Fox Sports 1’s (“FS1”) inaugural broadcast of Major League Baseball (“MLB”) regular season and playoff games and the continued investment in new shows at FX Networks suite of channels (“FX”).

Selling, general and administrative expenses decreased 8% for fiscal 2015, as compared to fiscal 2014, primarily due to the sale of the DBS businesses in November 2014 partially offset by increases at the Cable Network Programming segment of approximately $255 million. The increase at the Cable Network Programming segment for fiscal 2015 was primarily due to transaction losses on foreign currency exchange movements at Fox Networks Group International (“FNG International”), the continued investment in STAR’s sports and general entertainment channels and the effect of the acquisitions of the majority interest in the YES Network in February 2014 and true[X] in February 2015.

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

Equity earnings of affiliates – Equity earnings of affiliates increased $282 million for fiscal 2015, as compared to fiscal 2014. The increase was due to higher results at Sky which included the Company’s proportionate share of approximately $790 million of gains related to the sale of Sky’s investments in Sky Bet, ITV plc and NGC International. Partially offsetting these increases were the results at Endemol Shine CORE Joint Venture, an affiliate from December 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Shine Group”), lower results at Hulu LLC and the effect of the acquisition of the majority interest in the YES Network in February 2014.

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

Other, net –

	For the years ended June 30,
	2015	2014
	(in millions)
Gain on disposition of DBS businesses	$4,984	$-
Gain on disposition of Shine Group	58	-
Impairment charges	(270)	-
Settlement loss on pension liabilities	(245)	-
Restructuring	(232)	(52)
Loss on exit of MundoFox investment	(85)	-
Venezuela foreign currency devaluation	(28)	(104)
Investment impairment losses	(4)	(69)
Gain on sale of investment in Phoenix	-	199
Gain on sale of investment in STATS	-	112
Shareholder litigation settlement	-	111
Other	18	(23)

Total other, net	$4,196	$174

For additional details on Other, net, see Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s tax provision and related effective tax rate of 13% for fiscal 2015 was lower than the statutory rate of 35% primarily due to the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 17% for the year. The Company also recognized a benefit of approximately 3% associated with the recognition of various tax benefits. These benefits primarily related to the reversal of additional valuation allowances related to the Company’s foreign tax credit carryforwards as the Company separately determined that it was more likely than not that the Company would utilize these credit carryforwards before they expire.

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

(Loss) income from discontinued operations, net of tax – For fiscal 2015, the Company recorded a loss from discontinued operations of $67 million as compared to income of $729 million in fiscal 2014. The change was primarily due to the recognition, in fiscal 2014, of a tax reimbursement paid to News Corporation (“News Corp”) and then transferred to the Company in accordance with the tax sharing and indemnification agreement entered into at the time of the Separation. Prior to the Separation, a subsidiary of News Corp had filed for tax reimbursement in a foreign jurisdiction (See Note 4 – Discontinued Operations to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

Total Segment OIBDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

Fiscal 2016 versus Fiscal 2015

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for fiscal 2016, as compared to fiscal 2015.

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues	$27,326	$28,987	(6)%
Operating expenses	(17,129)	(18,561)	(8)%
Selling, general and administrative	(3,675)	(3,784)	(3)%
Amortization of cable distribution investments	75	80	(6)%

Total Segment OIBDA	6,597	6,722	(2)%
Amortization of cable distribution investments	(75)	(80)	(6)%
Depreciation and amortization	(530)	(736)	(28)%
Equity (losses) earnings of affiliates	(34)	904	**
Interest expense, net	(1,184)	(1,198)	(1)%
Interest income	38	39	(3)%
Other, net	(658)	4,196	**

Income from continuing operations before income tax expense	$4,154	$9,847	(58)%

**not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2016, as compared to fiscal 2015, including presentation of Revenues excluding the DBS segment and related intersegment eliminations.

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$15,029	$13,773	9%
Television	5,105	4,895	4%
Filmed Entertainment	8,505	9,525	(11)%
Direct Broadcast Satellite Television	-	2,112	(100)%
Other, Corporate and Eliminations	(1,313)	(1,318)	-

Total revenues	27,326	28,987	(6)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(2,035)	(100)%

Adjusted total revenues	$27,326	$26,952	1%

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$5,145	$4,648	11%
Television	744	718	4%
Filmed Entertainment	1,085	1,445	(25)%
Direct Broadcast Satellite Television	-	234	(100)%
Other, Corporate and Eliminations	(377)	(323)	(17)%

Total Segment OIBDA	$6,597	$6,722	(2)%

Cable Network Programming (55% and 48% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Cable Network Programming segment increased $1.3 billion, or 9%, as compared to fiscal 2015, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

Fiscal 2016 % Increase
Affiliate fees	7%
Advertising	7%
Content and other	45%

These revenue increases are net of a decrease of approximately $475 million for fiscal 2016, as compared to fiscal 2015, due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, Europe and India. For fiscal 2016, revenues related to the publishing, travel and certain other businesses (the “NGS Media Business”) acquired in November 2015 from the National Geographic Society (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”) were approximately $230 million.

Domestic affiliate fee revenue increased 8% for fiscal 2016, as compared to fiscal 2015, primarily due to higher average rates per subscriber across most channels led by FS1, FX, Fox News and the Regional Sports Networks (“RSNs”). Domestic advertising revenue increased 9% for fiscal 2016, as compared to fiscal 2015, primarily due to higher pricing at Fox News and Fox Business Network. Also contributing to the increase in domestic advertising revenue were additional broadcasts of the National Basketball Association (“NBA”), MLB and National Hockey League games at the RSNs and the effect of the acquisition of the NGS Media Business.

For fiscal 2016, international affiliate fee revenue and international advertising revenue each increased 3%, as compared to fiscal 2015. The increase in international affiliate fee revenue was the result of local currency growth led by additional subscribers and higher rates at FNG International and STAR India (“STAR”), partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. The increase in international advertising revenue was the result of local currency increases at FNG International’s general entertainment channels in Europe and Latin America and higher volume and pricing at STAR’s general entertainment channels, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies.

For fiscal 2016, content and other revenues increased 45%, as compared to fiscal 2015. The increase in content and other revenues was due to the effect of the acquisition of the NGS Media Business, increased revenues at the international sports channels related to the syndication of sports rights and the licensing of Outcast at FNG International.

For fiscal 2016, Segment OIBDA at the Cable Network Programming segment increased $497 million, or 11%, as compared to fiscal 2015, primarily due to the revenue increases noted above, partially offset by higher expenses of $759 million, or 8%, as compared to fiscal 2015. Operating expenses increased approximately $605 million for fiscal 2016, as compared to fiscal 2015, primarily due to higher sports programming rights, the acquisition of the NGS Media Business in November 2015, higher political coverage costs at Fox News and higher programming rights at the international entertainment channels. The increase in sports programming rights includes contractual rate increases for MLB and NBA rights at the RSNs, Ultimate Fighting Championship and MLB rights at FS1 and Conmebol soccer rights at FNG International partially offset by a decrease in sports programming costs at STAR as a result of the comparative effect of STAR’s broadcast of the ICC Cricket World Cup matches in fiscal 2015. Selling, general and administrative expenses increased approximately $150 million for fiscal 2016, as compared to fiscal 2015, primarily due to the effect of the acquisitions of the NGS Media Business in November 2015 and trueX media inc. in February 2015 and higher personnel costs. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $220 million, as compared to fiscal 2015.

Television (19% and 17% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Television segment increased $210 million, or 4%, as compared to fiscal 2015, primarily due to higher affiliate fee and advertising revenues. Affiliate fee revenue increased 18% as a result of higher retransmission consent rates for fiscal 2016, as compared to fiscal 2015. Advertising revenue increased 1% for fiscal 2016, as compared to fiscal 2015, primarily due to higher sports and entertainment advertising revenues at FOX, partially offset by the comparative effect of the political advertising revenues related to the 2014 mid-term elections. Sports advertising revenue increased primarily due to higher pricing for the broadcasts of the National Football League (“NFL”) regular season and the MLB World Series partially offset by the effect of fewer broadcasts of the NFL post season and the MLB World Series. Entertainment advertising revenue increased primarily due to higher pricing and increased non-linear advertising revenue, partially offset by lower ratings.

For fiscal 2016, Segment OIBDA at the Television segment increased $26 million, or 4%, as compared to fiscal 2015, primarily due to the revenue increases noted above, partially offset by higher expenses of $184 million, or 4%, as compared to fiscal 2015. Operating expenses increased approximately $135 million for fiscal 2016, as compared to fiscal 2015, primarily due to contractual rate increases for sports rights at FOX, including MLB and NFL rights.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Filmed Entertainment segment decreased $1.0 billion, or 11%, as compared to fiscal 2015, primarily due to the effect of the disposition of Shine Group in December 2014 and lower worldwide home entertainment and theatrical revenues from motion picture productions. Fiscal 2016 revenues included the worldwide theatrical and home entertainment releases of Deadpool and The Martian and the worldwide theatrical release of X-Men: Apocalypse, as compared to fiscal 2015, which included the worldwide theatrical, home entertainment and pay television releases of Dawn of the Planet of the Apes, Maze Runner and Gone Girl and the worldwide theatrical and home entertainment releases of How to Train Your Dragon 2, Kingsman: The Secret

Service and Night at the Museum: Secret of the Tomb. Also contributing to the decrease in revenue for fiscal 2016 were lower content revenues from television productions reflecting lower network and syndication revenue from the final seasons of Glee and Sons of Anarchy as well as the non-recurring domestic cable syndication sale of How I Met Your Mother in the prior year. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $250 million for fiscal 2016, as compared to fiscal 2015.

For fiscal 2016, Segment OIBDA decreased $360 million, or 25%, primarily due to the revenue decreases noted above partially offset by lower expenses of $660 million, or 8%, as compared to fiscal 2015. Operating expenses decreased approximately $575 million for fiscal 2016, as compared to fiscal 2015, primarily due to the disposition of Shine Group, lower marketing and distribution costs resulting from the mix of home entertainment releases in the prior year as compared to the current year, and lower production amortization and participation costs related to motion picture productions. Selling, general and administrative expenses decreased approximately $85 million for fiscal 2016, compared to fiscal 2015, primarily due to the disposition of Shine Group. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $160 million, as compared to fiscal 2015.

In December 2014, the Company disposed of its interests in Shine Group by contributing it into Endemol Shine CORE Joint Venture. For fiscal 2015, revenue related to the Shine Group was approximately $350 million.

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

**not meaningful

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

Domestic affiliate fee revenue increased 17% for fiscal 2015, as compared to fiscal 2014. Approximately 60% of the increase for fiscal 2015 was due to higher average rates per subscriber across most channels led by FS1, the RSNs, Fox News and FX. The balance of the growth was primarily attributable to the effect of the acquisition of the majority interest in the YES Network in February 2014. Domestic advertising revenue increased 4% for fiscal 2015, as compared to fiscal 2014, primarily due to the effect of the acquisition of the majority interest in YES Network and strong advertising growth led by FS1’s inaugural broadcast of MLB regular season and playoff games, higher pricing at Fox News and higher ratings at FX.

For fiscal 2015, international affiliate fee revenue increased 3%, as compared to fiscal 2014. The increase in international affiliate fee revenue was led by local currency growth, primarily at FNG International, as a result of additional subscribers and higher rates in Latin America and new affiliate agreements at STAR. For fiscal 2015, international advertising revenue increased 14%, as compared to fiscal 2014, primarily driven by higher ratings and increased pricing at STAR’s entertainment channels and the broadcast of the ICC Cricket World Cup matches on STAR Sports. The increase in international affiliate fee and advertising revenues in local currencies for fiscal 2015, as compared to fiscal 2014, was partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe.

For fiscal 2015, Segment OIBDA at the Cable Network Programming segment increased $241 million, or 5%, as compared to fiscal 2014, primarily due to the revenue increases noted above, partially offset by higher expenses of $1,259 million, or 16%, as compared to fiscal 2014. Operating expenses increased approximately $1 billion for fiscal 2015, as compared to fiscal 2014. Approximately two-thirds of the increase during fiscal 2015 was due to the continued investment in new sports channels, including STAR Sports’ broadcast of the ICC Cricket World Cup matches, new events broadcast on FS1, including MLB games and National Association of Stock Car Auto Racing (“NASCAR”) Sprint Cup Series races, and the effect of the acquisition of the majority interest in the YES Network. The balance of the increase was primarily related to higher programming costs at FX and the RSNs. The increase at FX was a result of the continued investment in new shows, including the acquisition of The Simpsons, and at the RSNs as a result of contractual rate increases for professional sports rights. Selling, general and administrative expenses increased for fiscal 2015 by approximately $255 million, as compared to fiscal 2014, primarily due to transaction losses on foreign currency exchange movements at FNG International, the continued investment in STAR’s sports and general entertainment channels and the effect of the acquisitions of the majority interest in the YES Network in February 2014 and true[X] in February 2015. The increase in Segment OIBDA for fiscal 2015, as compared to fiscal 2014, was net of decreases of approximately $220 million due to strengthening of the U.S. dollar against local currencies.

Television (17% of the Company’s consolidated revenues in fiscal 2015 and 2014)

For fiscal 2015, revenues at the Television segment decreased $401 million, or 8%, as compared to fiscal 2014, primarily due to lower advertising revenue partially offset by higher affiliate fee revenue. Advertising revenue decreased 14% for fiscal 2015, as compared to fiscal 2014, primarily due to the comparative effect of revenues of approximately $350 million arising from the broadcast of Super Bowl XLVIII in February 2014. Also contributing to the decrease were lower general entertainment primetime ratings at FOX and the effect of fewer MLB League Championship playoff games and NASCAR Sprint Cup Series races being broadcast on FOX as the events were shifted to FS1. Partially offsetting these decreases were higher political advertising revenue related to the 2014 mid-term elections, higher rates for the broadcast of the NFL regular season and the broadcasts of the 2015 U.S. Open Golf Championship and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup events. Affiliate fee revenue increased as a result of higher retransmission consent rates for fiscal 2015, as compared to fiscal 2014.

For fiscal 2015, Segment OIBDA at the Television segment decreased $164 million, or 19%, as compared to fiscal 2014, primarily due to the revenue decreases noted above partially offset by lower expenses of $237 million, or 5%, as compared to fiscal 2014. Operating expenses decreased approximately $210 million for fiscal 2015, as compared to fiscal 2014, primarily due to the comparative effect of the broadcast of Super Bowl XLVIII and the effect of sporting events, mainly MLB League Championship playoff games, shifting from FOX to FS1. Partially offsetting these decreases were the effect of the new NFL broadcast agreement and the broadcasts of the 2015 U.S. Open Golf Championship and the FIFA Women’s World Cup events.

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

For fiscal 2015, Segment OIBDA at the Filmed Entertainment segment increased $87 million, or 6%, as compared to fiscal 2014, primarily due to lower expenses of $241 million, or 3%, as compared to fiscal 2014. Operating expenses decreased approximately $160 million for fiscal 2015, as compared to fiscal 2014, primarily due to the disposition of Shine Group in December 2014 and lower amortization related to television productions partially offset by higher motion picture production amortization and participation costs. Selling, general and administrative expenses decreased for fiscal 2015 by approximately $80 million, as compared to fiscal 2014, primarily due to the disposition of Shine Group in December 2014. The increase in Segment OIBDA for fiscal 2015, as compared to fiscal 2014, was net of a decrease of approximately $130 million due to strengthening of the U.S. dollar against local currencies, primarily in Europe.

In December 2014, the Company disposed of its interests in Shine Group by contributing it into Endemol Shine CORE Joint Venture. For fiscal 2015, revenues and Segment OIBDA related to the Shine Group decreased approximately $600 million and $50 million, respectively, as compared to fiscal 2014.

Direct Broadcast Satellite Television (7% and 19% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

In November 2014, the Company sold its interests in Sky Italia and Sky Deutschland (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Italia and Sky Deutschland”). As a result, for fiscal 2015, revenues and Segment OIBDA at the DBS segment decreased $3,918 million, or 65%, and $190 million, or 45%, respectively, as compared to fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2016, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

As of June 30, 2016, the Company’s consolidated assets included $4.4 billion in cash and cash equivalents, of which approximately $1 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which, for certain balances, may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new motion pictures and television programs; the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash – Fiscal 2016 vs. Fiscal 2015

Net cash provided by operating activities for fiscal 2016 and 2015 was as follows (in millions):

For the years ended June 30,	2016	2015
Net cash provided by operating activities from continuing operations	$3,048	$3,617

The decrease in net cash provided by operating activities during fiscal 2016, as compared to fiscal 2015, primarily reflects a payment at the Cable Network Programming segment to the Board of Control for Cricket in India for contract termination costs related to a program rights contract for the Champions League Twenty20 cricket tournament through 2018.

Net cash (used in) provided by investing activities for fiscal 2016 and 2015 was as follows (in millions):

For the years ended June 30,	2016	2015
Net cash (used in) provided by investing activities from continuing operations	$(1,638)	$6,736

The change in net cash (used in) provided by investing activities during fiscal 2016, as compared to fiscal 2015, was primarily due to the comparative effect of the cash proceeds from the sale of the DBS businesses in November 2014.

Net cash used in financing activities for fiscal 2016 and 2015 was as follows (in millions):

For the years ended June 30,	2016	2015
Net cash used in financing activities from continuing operations	$(5,330)	$(7,102)

The decrease in net cash used in financing activities during fiscal 2016, as compared to fiscal 2015, was primarily due to less cash used for share repurchases and higher cash from net borrowings. Also contributing to the decrease was the effect of cash used in connection with the Company’s acquisition of Sky’s noncontrolling interest in NGC International in November 2014 compared to the cash used in connection with the Company’s acquisition of the noncontrolling interest in a RSN in February 2016.

Stock Repurchase Program

See Note 12 – Stockholders’ Equity to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Dividends

The total dividends paid in fiscal 2016 were $0.30 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2016, the Company announced a 20% increase to its dividend, declaring a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock, resulting in a prospective annual dividend of $0.36 per share.

Based on the number of shares outstanding as of June 30, 2016 and the prospective annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2017 is approximately $675 million.

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

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for fiscal 2016, 2015 and 2014.

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Borrowings
Notes due September 2025 and due September 2045(a)	$987	$-	$-
Notes due September 2024 and due September 2044(a)	-	1,191	-
Notes due September 2023 and due September 2043(a)	-	-	987
Bank loans(b)	373	1,970	168

Total borrowings	$1,360	$3,161	$1,155

Repayment of borrowings
Notes due October 2015(c)	$(200)	$-	$-
Notes due December 2014(c)	-	(750)	-
Senior subordinated notes(b)	-	(559)	-
A$ Notes due February 2014	-	-	(134)
Bank loans(b)	(487)	(1,536)	(162)

Total repayment of borrowings	$(687)	$(2,845)	$(296)

(a)

See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt - Senior notes issued under August 2009 indenture”.

(b)

The fiscal 2016 and 2014 activity includes $373 million and $168 million in borrowings, respectively, and $379 million and $143 million in repayments, respectively, under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility. The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”).

(c)	See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt – Predecessor indentures”.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of June 30, 2016.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

Revolving Credit Agreement

See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Revolving Credit Agreement”.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2016:

	As of June 30, 2016
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,343	$261	$436	$326	$320
Other	506	123	194	91	98
Other commitments
Borrowings	19,725	427	1,516	2,603	15,179
Sports programming rights	57,073	4,911	10,664	10,079	31,419
Entertainment programming rights	2,369	1,029	900	309	131
Other commitments and contractual obligations	2,997	934	842	381	840

Total commitments, borrowings and contractual obligations	$84,013	$7,685	$14,552	$13,789	$47,987

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

	As of June 30, 2016
	Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights	$514	$296	$211	$-	$7
Hulu indemnity	115	-	115	-	-
Letters of credit and other	56	48	2	2	4

Total contingent guarantees	$685	$344	$328	$2	$11

For additional details on commitments and contingent guarantees see Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the headings “Operating leases and service agreements”, “Sports programming rights” and “Other commitments and contractual obligations”.

Hulu indemnity

See Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Hulu indemnity”.

Pension and other postretirement benefits and uncertain tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $195 million and $174 million to its pension plans in fiscal

2016 and 2015, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2017 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2017 (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans).

Contingencies

See Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Contingencies”.

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

Use of Estimates

See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Use of Estimates”.

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

Filmed Entertainment

Content revenues from the distribution of motion pictures and television series are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television series is made available to the licensee for broadcast.

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

Programming Costs

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming and cable network entertainment programming, which includes acquired series, series produced in-house, movies and other programs, are amortized on an accelerated or straight-line basis, as appropriate. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

As a result of the evaluation of the recoverability of the unamortized costs associated with programming rights, the Company recognized impairment charges of $92 million and $270 million in fiscal 2016 and 2015, respectively, for entertainment programming rights principally relating to programming that it will no longer broadcast (See Note 6 – Inventories, Net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The costs of multi-year national sports contracts at FOX and the national sports channels are charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material. The recoverability of certain sports rights contracts for content broadcast on FOX and the national sports channels is assessed on an aggregate basis.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Goodwill and Intangible Assets

The Company’s intangible assets include goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350 “Intangibles—Goodwill and Other.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgment. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

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

During fiscal 2016, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of Twenty-First Century Fox as of June 30, 2016 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 10 – Goodwill and Intangible Assets, Net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Annual Impairment Review” for further discussion.

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

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans covering a significant number of its employees and retirees. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2016 and 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million which was included in Other, net in the Consolidated Statements of Operations for fiscal 2016 and 2015, respectively.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 49% equity securities, 27% fixed income securities and 24% in other investments. The mortality assumptions reflect data from the mortality table released by the Society of Actuaries in fiscal 2015 and subsequently updated in fiscal 2016.

The discount rate reflects the market rate for high-quality fixed income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the primary plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds.

Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefit plans which is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

The key assumptions used in developing the Company’s fiscal 2016, 2015 and 2014 net periodic pension expense for its plans consist of the following:

	2016	2015	2014
	(in millions, except %)
Discount rate used to determine net periodic benefit costs	4.7%	4.5%	5.2%
Assets:
Expected rate of return	6.9%	7.0%	7.0%
Actual return	$19	$(2)	$197
Expected return	97	128	113

(Loss) / Gain	$(78)	$(130)	$84

One year actual return	2.0%	-	12.6%
Five year actual return	4.8%	7.3%	9.1%
Ten year actual return	4.7%	5.3%	6.2%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and Europe as of the measurement date. The Company will utilize a weighted average discount rate of 3.8% in calculating the fiscal 2017 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 6.9% for fiscal 2017 based principally on future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2016 were $724 million which increased from $609 million as of June 30, 2015. This increase of $115 million was primarily due to changes in discount rates partially offset by the settlement of pension liabilities due to the purchase of annuities which resulted in a recognition of deferred losses. The accumulated pre-tax net losses as of June 30, 2016 were primarily the result of changes in discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $195 million, $174 million and $100 million to its pension plans in fiscal 2016, 2015 and 2014, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2017 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $5 million	Increase $68 million
0.25 percentage point increase in discount rate	Decrease $5 million	Decrease $64 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	-

Fiscal 2017 net periodic pension expense for the Company’s pension plans is expected to be approximately $80 million, which is an expected decrease of approximately $10 million from fiscal 2016.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Recently Adopted and Recently Issued Accounting Guidance”.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Brazilian Reals, Euros and Pounds Sterling, to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain equity method investments. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of June 30,
	2016	2015
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$152	$213
Foreign currency sales	301	888

Aggregate notional amount	$453	$1,101

Notional Amount (Hedge type)
Cash flow hedges	$409	$903
Net investment hedges	-	198
Economic hedges	44	-

Aggregate notional amount	$453	$1,101

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(25)	$(26)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(15)	$(69)

Interest Rates

The Company's current financing arrangements and facilities include approximately $18.3 billion of outstanding fixed-rate debt and approximately $1.4 billion of outstanding variable-rate bank debt (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion). As of June 30, 2016, the notional amount of interest rate swap contracts outstanding was $701 million and the fair value of the interest rate swap contracts outstanding was $(19) million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2016, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2016	2015
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(24,005)	$(22,002)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(805)	$(864)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the effect of changes in interest rates and higher average debt outstanding.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2016	2015
	(in millions)
Fair Value
Total fair value of common stock investments	$7,596	$10,978

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(760)	$(1,098)

(a)

A hypothetical decrease would not result in a material before tax adjustment recognized in the Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

Concentrations of Credit Risk

See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Concentrations of Credit Risk”.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2016, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2016 and our report dated August 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty-First Century Fox, Inc. at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 10, 2016

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2016	2015	2014
Revenues	$27,326	$28,987	$31,867
Operating expenses	(17,129)	(18,561)	(21,108)
Selling, general and administrative	(3,675)	(3,784)	(4,129)
Depreciation and amortization	(530)	(736)	(1,142)
Equity (losses) earnings of affiliates	(34)	904	622
Interest expense, net	(1,184)	(1,198)	(1,121)
Interest income	38	39	26
Other, net	(658)	4,196	174

Income from continuing operations before income tax expense	4,154	9,847	5,189
Income tax expense	(1,130)	(1,243)	(1,272)

Income from continuing operations	3,024	8,604	3,917
(Loss) income from discontinued operations, net of tax	(8)	(67)	729

Net income	3,016	8,537	4,646
Less: Net income attributable to noncontrolling interests	(261)	(231)	(132)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$2,755	$8,306	$4,514

Earnings per share data
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic	$2,763	$8,373	$3,785

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - diluted	$2,763	$8,372	$3,785

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.42	$3.94	$1.67

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.42	$3.93	$1.67

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.42	$3.91	$1.99

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.42	$3.90	$1.99

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2016	2015	2014
Net income	$3,016	$8,537	$4,646
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(147)	(1,453)	452
Cash flow hedges	(12)	(5)	(7)
Unrealized holding losses on securities	(4)	(18)	(129)
Benefit plan adjustments	(98)	120	(107)
Equity method investments	(321)	(394)	198

Other comprehensive (loss) income, net of tax	(582)	(1,750)	407

Comprehensive income	2,434	6,787	5,053

Less: Net income attributable to noncontrolling interests(a)	(261)	(231)	(132)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	8	214	(122)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$2,181	$6,770	$4,799

(a)

Net income attributable to noncontrolling interests includes $114 million, $109 million and $95 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$4,424	$8,428
Receivables, net	6,258	5,912
Inventories, net	3,291	2,749
Other	976	259

Total current assets	14,949	17,348

Non-current assets:
Receivables, net	389	394
Investments	3,863	4,529
Inventories, net	7,041	6,411
Property, plant and equipment, net	1,692	1,722
Intangible assets, net	6,777	6,320
Goodwill	12,733	12,513
Other non-current assets	921	802

Total assets	$48,365	$50,039

Liabilities and Equity:
Current liabilities:
Borrowings	$427	$244
Accounts payable, accrued expenses and other current liabilities	3,181	3,717
Participations, residuals and royalties payable	1,672	1,632
Program rights payable	1,283	1,001
Deferred revenue	505	448

Total current liabilities	7,068	7,042

Non-current liabilities:
Borrowings	19,298	18,795
Other liabilities	3,678	3,105
Deferred income taxes	2,888	2,290
Redeemable noncontrolling interests	552	621
Commitments and contingencies
Equity:
Class A common stock(a)	11	12
Class B common stock(b)	8	8
Additional paid-in capital	12,211	13,427
Retained earnings	3,575	5,343
Accumulated other comprehensive loss	(2,144)	(1,570)

Total Twenty-First Century Fox, Inc. stockholders' equity	13,661	17,220
Noncontrolling interests	1,220	966

Total equity	14,881	18,186

Total liabilities and equity	$48,365	$50,039

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,071,302,532 shares and 1,239,971,838 shares issued and outstanding, net of 123,687,371 treasury shares at par as of June 30, 2016 and 2015, respectively.

(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of June 30, 2016 and 2015.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2016	2015	2014
Operating activities:
Net income	$3,016	$8,537	$4,646
Less: (Loss) income from discontinued operations, net of tax	(8)	(67)	729

Income from continuing operations	3,024	8,604	3,917
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	530	736	1,142
Amortization of cable distribution investments	75	80	85
Equity-based compensation	196	83	129
Equity losses (earnings) of affiliates	34	(904)	(622)
Cash distributions received from affiliates	351	352	358
Other, net	658	(4,196)	(174)
CLT20 contract termination costs(a)	(420)	-	-
Deferred income taxes and other taxes	466	171	(39)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables and other assets	(1,060)	(261)	(846)
Inventories net of program rights payable	(806)	(825)	(905)
Accounts payable and other liabilities	-	(223)	(81)

Net cash provided by operating activities from continuing operations	3,048	3,617	2,964

Investing activities:
Property, plant and equipment	(263)	(424)	(678)
Acquisitions, net of cash acquired	(916)	(142)	(692)
Investments in equity affiliates	(182)	(1,249)	(19)
Other investments	(277)	(76)	(64)
Proceeds from dispositions, net	-	8,627	518

Net cash (used in) provided by investing activities from continuing operations	(1,638)	6,736	(935)

Financing activities:
Borrowings	1,360	3,161	1,155
Repayment of borrowings	(687)	(2,845)	(296)
Issuance of shares and excess tax benefit from equity-based compensation	12	51	66
Repurchase of shares	(4,904)	(5,939)	(3,772)
Dividends paid and distributions	(821)	(878)	(802)
Purchase of subsidiary shares from noncontrolling interests	(290)	(652)	(127)

Net cash used in financing activities from continuing operations	(5,330)	(7,102)	(3,776)

Net (decrease) increase in cash and cash equivalents from discontinued operations	(20)	(49)	571

Net (decrease) increase in cash and cash equivalents	(3,940)	3,202	(1,176)
Cash and cash equivalents, beginning of year	8,428	5,415	6,659
Exchange movement on cash balances	(64)	(189)	(68)

Cash and cash equivalents, end of year	$4,424	$8,428	$5,415

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2015”.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional	Retained Earnings and Accumulated Other	Total Twenty-First Century Fox, Inc.
	Common Stock		Common Stock		Paid-In	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Equity	Interests(a)	Equity
Balance, June 30, 2013	1,516	$15	799	$8	$15,840	$1,135	$16,998	$3,127	$20,125
Net income	-	-	-	-	-	4,514	4,514	37	4,551
Other comprehensive income	-	-	-	-	-	285	285	122	407
Dividends declared	-	-	-	-	-	(568)	(568)	-	(568)
Shares (repurchased) issued, net(b)	(108)	(1)	-	-	(611)	(2,990)	(3,602)	-	(3,602)
Acquisitions(c)	-	-	-	-	-	-	-	385	385
Other	-	-	-	-	(188)	(21)	(209)	(188)	(397)

Balance, June 30, 2014	1,408	$14	799	$8	$15,041	$2,355	$17,418	$3,483	$20,901
Net income	-	-	-	-	-	8,306	8,306	122	8,428
Other comprehensive loss	-	-	-	-	-	(1,536)	(1,536)	(214)	(1,750)
Dividends declared	-	-	-	-	-	(586)	(586)	-	(586)
Shares (repurchased) issued, net(b)	(168)	(2)	-	-	(960)	(4,782)	(5,744)	-	(5,744)
Dispositions(c)	-	-	-	-	-	-	-	(2,130)	(2,130)
Purchase of noncontrolling interests(c)	-	-	-	-	(533)	-	(533)	(119)	(652)
Other	-	-	-	-	(121)	16	(105)	(176)	(281)

Balance, June 30, 2015	1,240	$12	799	$8	$13,427	$3,773	$17,220	$966	$18,186
Net income	-	-	-	-	-	2,755	2,755	147	2,902
Other comprehensive loss	-	-	-	-	-	(574)	(574)	(8)	(582)
Dividends declared	-	-	-	-	-	(586)	(586)	-	(586)
Shares (repurchased) issued, net(b)	(169)	(1)	-	-	(1,011)	(3,854)	(4,866)	-	(4,866)
Other	-	-	-	-	(205)	(83)	(288)	115	(173)

Balance, June 30, 2016	1,071	$11	799	$8	$12,211	$1,431	$13,661	$1,220	$14,881

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Shares repurchased are retired.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors primarily in the United States (“U.S.”) and internationally; Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) and one is an independent station); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide; and Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

In addition, the Direct Broadcast Satellite Television (“DBS”) segment consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively, the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Italia and Sky Deutschland”). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no current activity in the DBS segment.

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

Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as a capital transaction. When the Company ceases to have a controlling interest in a consolidated subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.

The Company’s fiscal year ends on June 30 (“fiscal”) of each year.

Reclassifications and adjustments

Certain fiscal 2015 and 2014 amounts have been reclassified to conform to the fiscal 2016 presentation. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2016 and 2015, these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2016	2015
	(in millions)
Total receivables	$7,223	$6,812
Allowances for returns and doubtful accounts	(576)	(506)

Total receivables, net	6,647	6,306
Less: current receivables, net	(6,258)	(5,912)

Non-current receivables, net	$389	$394

Inventories

Filmed Entertainment Costs

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses for each individual motion picture or television series based on the ratio that the current year’s gross revenues for such film or series bear to management’s estimate of its total remaining ultimate gross revenues. Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research (including test market screenings) and the expected number of theaters in which the motion picture will be released. Management updates such estimates based on information available on the actual results of each motion picture through its life cycle. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication revenue are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television series’ fair value.

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming, Television and Direct Broadcast Satellite Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming and cable network entertainment programming, which includes acquired series, series produced in-house, movies and other programs, are amortized on an accelerated or straight-line basis, as appropriate.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the programming usefulness of the program rights. The recoverability of certain sports rights contracts for content broadcast on FOX and the national sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, additional amortization is provided. The costs of multi-year national sports contracts at FOX and the national sports channels are charged to expense based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Under the equity method of accounting, the Company includes its investments and amounts due to and from its equity method investees in its Consolidated Balance Sheets. The Company’s Consolidated Statements of Operations include the Company’s share of the investees’ earnings (losses), the Company’s Consolidated Statements of Comprehensive Income include the Company’s share of other comprehensive income of equity method investees and the Company’s Consolidated Statements of Cash Flows include all cash received from or paid to the investees.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the estimated useful life of property, plant and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and Intangible assets

The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships, film and television libraries, and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives.

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

Asset impairments

Investments

Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock prices. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

The Company regularly reviews available-for-sale investment securities for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Filmed Entertainment

Content revenues from the distribution of motion pictures and television series are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television series is made available to the licensee for broadcast.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Film production financing

The Company enters into arrangements with third parties to co-produce certain of its theatrical and television productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements, primarily for theatrical productions, include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Company records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investors’ contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television productions in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.4 billion, $2.6 billion and $2.9 billion for fiscal 2016, 2015 and 2014, respectively.

Translation of foreign currencies

Foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments used as hedges are recorded at fair value in the Consolidated Balance Sheets (See Note 8 – Fair Value). The effective changes in fair values of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from Accumulated other comprehensive loss to Net income when the underlying hedged item is recognized in earnings. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Consolidated Statements of Cash Flows. The effective changes in fair values of derivatives designated as net investment hedges are recorded in Accumulated other comprehensive loss and included in foreign currency translation adjustments. The effective changes in the fair values of derivatives designated as net investment hedges are reclassified from Accumulated other comprehensive loss to Net income when the related foreign subsidiaries or equity method investments are sold. The related cash flows are reported in Proceeds from dispositions, net within Net cash (used in) provided by investing activities from continuing operations in the Consolidated Statements of Cash Flows.

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

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2016 or 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 became effective on a prospective basis for the Company for annual and interim reporting periods beginning July 1, 2015. Certain disposals that occurred in the past were not reported as discontinued operations as they did not meet the criteria under the superseded accounting guidance. Such disposals would have met the criteria to be reported as discontinued operations in accordance with ASU 2014-08.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 requires retrospective adoption. During fiscal 2016, the Company early adopted ASU 2015-07 which resulted in a change in the presentation of the Company’s pension plan assets by level within the fair value hierarchy table disclosed in Note 16 – Pension and Other Postretirement Benefits under the heading “Plan Assets”.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require that tax liabilities and assets be classified as noncurrent in a classified statement of financial position. During fiscal 2016, the Company early adopted ASU 2015-17 on a retrospective basis (See Note 17 – Income Taxes).

Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. Early adoption is permitted from July 1, 2017. The Company is currently evaluating the impact ASU 2014-09 will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation––Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2016. The Company does not expect the adoption of this standard to have a significant impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest––Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective adoption and is effective for the Company for annual and interim reporting periods beginning July 1, 2016. The adoption of ASU 2015-03 will result in a decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheet.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company for annual and interim reporting periods beginning July 1, 2016. The Company does not expect the adoption of this standard to have a significant impact on the Consolidated Financial Statements.

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

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During fiscal 2016, 2015 and 2014, the Company completed acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values. Accordingly, one of the transactions described below resulted in the recognition of a remeasurement gain since the Company acquired control of an acquiree in stages. Further, one transaction described below involved the Company acquiring control with an ownership stake of less than 100%. In this instance, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the noncontrolling interests recorded at fair value.

The below acquisitions all support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets, acquiring greater control of investments that complement its portfolio of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

businesses and leveraging its sports broadcasting rights. For some recent acquisitions, the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the excess purchase price is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

For fiscal 2016, 2015 and 2014, the incremental revenues and Segment OIBDA (as defined in Note 18 – Segment Information), related to the acquisitions below, included in the Company’s consolidated results of operations were not material individually or in the aggregate for each respective year.

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, LLC (“National Geographic Partners”), to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively, the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The consideration transferred to NGS has been preliminarily allocated as follows: approximately $510 million to indefinite-lived intangible assets related to the trademark license agreement, $105 million to intangible assets consisting primarily of subscriber relationships with useful lives of eight years, $60 million to goodwill on the transaction and other net assets of the NGS Media Business and $55 million to the additional interest in National Geographic Partners. The goodwill is tax deductible and reflects the synergies and increased market penetration expected from combining the operations of the NGS Media Business and the Company.

MAA Television Network

In December 2015, the Company acquired the entirety of the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $346 million in cash including payments toward non-compete agreements. The consideration transferred of approximately $285 million has been preliminarily allocated, based on a provisional valuation of MAA TV, as follows: approximately $90 million to intangible assets consisting of MVPD affiliate agreements and relationships with useful lives of 11 years, advertiser relationships with useful lives of eight years and the MAA TV trade name with a useful life of 10 years; and the balance representing the goodwill on the transaction. The goodwill is tax deductible and reflects the synergies and increased market penetration expected from combining the operations of MAA TV and the Company.

Other

In February 2016, the Company acquired the 7% interest it did not already own in a regional sports network (“RSN”) for $225 million in cash. As a result of this transaction, the Company now owns 100% of the regional sports network. This transaction was accounted for as the purchase of subsidiary shares from noncontrolling interests (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015

Acquisitions

trueX media inc.

In February 2015, the Company acquired trueX media inc. (“true[X]”), a video advertising company specializing in consumer engagement and on-demand marketing campaigns, for a total purchase price of approximately $175 million in cash including deferred payments which are subject to the achievement of service and performance conditions. The consideration transferred of approximately $125 million has been allocated as follows: approximately $25 million to intangible assets and the balance representing the goodwill on the transaction and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of true[X] and the Company.

San Francisco-Bay Area Television Stations

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX Broadcasting Company (“FOX”) affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively. The consideration transferred has been allocated, based on a valuation of the two San Francisco-Bay area television stations, as follows: approximately $170 million to intangible assets, of which approximately $105 million has been allocated to FCC licenses with indefinite lives and approximately $65 million to amortizable intangible assets, primarily retransmission agreements with useful lives of approximately eight years; and the balance representing the goodwill on the transaction and other net assets.

Dispositions

Sky Italia and Sky Deutschland

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively, “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a pre-tax gain of approximately $5.0 billion on this transaction, which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015. The resulting current income tax liability on this transaction was substantially offset by the utilization of capital loss carryforwards and foreign tax credits (See Note 17 – Income Taxes).

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

Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed AP NMT JV Newco B.V., to which, in December 2014, the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol and CORE Media Group (collectively, “Endemol Shine CORE Joint Venture”). Although Endemol and Shine were consolidated in connection with this contribution, the CORE Media Group retained a separate capital and management structure under the ownership of the joint venture. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $58 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015. For income tax purposes, this was structured as a tax free transaction. The Company’s investment in the Endemol Shine CORE Joint Venture is accounted for using the equity method of accounting.

The historical operating results of Shine Group and the gain on its disposal have not been classified as discontinued operations in the Consolidated Financial Statements, as the Company has a continuing involvement in Endemol Shine CORE Joint Venture.

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

Yankees Entertainment and Sports Network

On February 28, 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN primarily broadcasting pre-season and regular season games for the New York Yankees and the Brooklyn Nets, increasing the Company’s ownership interest to 80%, for approximately $680 million, net of cash acquired. Subsequent to the acquisition, the Company has consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt. The remaining 20% of the YES Network not owned by the Company has been recorded at a fair value of approximately $385 million on the acquisition date based on the Company’s valuation of the YES Network business using a market approach (a Level 3 measurement as defined in Note 8 – Fair Value). The carrying amount of the Company’s previously held equity interest in the YES Network was revalued to its fair value of approximately $860 million as of the acquisition date. The consideration transferred has been allocated, based on a valuation of 100% of the YES Network, as follows:

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approximately $1.7 billion to intangible assets consisting of MVPD affiliate agreements and relationships with useful lives of 20 years and advertiser relationships with useful lives of six years, and the indefinite-lived YES Network trade name; approximately $1.7 billion to debt; approximately $1.6 billion representing the goodwill on the transaction; and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the YES Network and the Company. Subsequent to the acquisition, the Company paid approximately $160 million of upfront programming costs on behalf of the YES Network.

Other

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20 and accordingly the Company deconsolidated News Corp.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

sharing and indemnification agreement with News Corp, was approximately $720 million, which has been included in (Loss) income from discontinued operations, net of tax, in the Consolidated Statement of Operations for fiscal 2014.

Summarized Financial Information

(Loss) income from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
(Loss) income before income tax benefit (expense)	$(14)	$(33)	$698
Income tax benefit (expense)	6	(34)	31

(Loss) income, net of tax(a)	$(8)	$(67)	$729

(a)	Included in fiscal 2014 was the net tax reimbursement from News Corp, as stated above, of approximately $720 million.

Net cash (used in) provided by operating activities from discontinued operations for fiscal 2016, 2015 and 2014 were $(20) million, $(49) million and $571 million, respectively.

NOTE 5. RESTRUCTURING PROGRAMS

Fiscal 2016

In fiscal 2016, the Company recorded restructuring charges of $231 million primarily related to a voluntary resignation program extended to certain employees across all segments as part of ongoing efforts to transform certain functions and reduce costs. Costs related to the voluntary resignation program are accrued over the relevant service period when the Company and the employee agree on the specific terms of the voluntary resignation.

Fiscal 2015

In fiscal 2015, the Company recorded restructuring charges of approximately $160 million reflecting contract termination costs at STAR India (“STAR”) related to a program rights contract with the Board of Control for Cricket in India (“BCCI”) for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018. This charge was recorded net of the related contract-related liabilities recognized on the acquisition of Fox Sports Asia. The Company paid approximately $420 million to the BCCI in July 2015 for the contract termination, including service taxes. As a result of the contract termination as of June 2015, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

Also included in the net restructuring charges of $232 million were the charges to implement cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments.

Fiscal 2014

In fiscal 2014, the Company recorded net restructuring charges of $52 million reflecting $81 million in contract termination costs related to cost structure efficiency enhancement initiatives primarily at the DBS segment partially offset by an adjustment to facility termination obligations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Facility costs, license fees and other	Total
	(in millions)
Balance, June 30, 2013	$(4)	$(158)	$(162)
Additions	(3)	(89)	(92)
Payments	5	72	77
Other(a)	-	40	40

Balance, June 30, 2014	$(2)	$(135)	$(137)
Additions	(48)	(461)	(509)
Payments	36	60	96
Dispositions and other	1	20	21

Balance, June 30, 2015	$(13)	$(516)	$(529)
Additions	(208)	(23)	(231)
Payments	160	463	623
Other	4	(3)	1

Balance, June 30, 2016	$(57)	$(79)	$(136)

(a)	Primarily related to a change in assumptions related to the facility termination obligations of the Company’s formerly owned digital media properties.

Restructuring charges are recorded in Other, net in the Consolidated Statements of Operations (See Note 22 – Additional Financial Information under the heading “Other, net”). As of June 30, 2016, restructuring liabilities of approximately $85 million were included in Current liabilities and the balance of the accrual was included in Non-current Other liabilities. Amounts included in Non-current Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2016	2015
	(in millions)
Programming rights	$6,280	$5,496
DVDs, Blu-rays and other merchandise	79	67
Filmed entertainment costs:
Films:
Released	1,505	1,094
Completed, not released	64	27
In production	825	1,170
In development or preproduction	196	185

	2,590	2,476

Television productions:
Released	1,067	868
In production	314	252
In development or preproduction	2	1

	1,383	1,121

Total filmed entertainment costs, less accumulated amortization(a)	3,973	3,597

Total inventories, net	10,332	9,160
Less: current portion of inventories, net(b)	(3,291)	(2,749)

Total non-current inventories, net	$7,041	$6,411

(a)

Does not include $273 million and $304 million of net intangible film library costs as of June 30, 2016 and 2015, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories, net as of June 30, 2016 and 2015 was comprised of programming rights ($3,212 million and $2,682 million, respectively), DVDs, Blu-rays and other merchandise.

As of June 30, 2016, the Company estimated that approximately 57% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2017 and approximately 93% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2017, the Company expects to pay $1,308 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the Consolidated Balance Sheets. As of June 30, 2016, acquired film and television libraries had remaining unamortized film costs that were not material.

The Company evaluated the recoverability of unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectation to utilize the programming rights as part of its ongoing programming plans. The evaluation considered, among other factors, the rapid evolution of digital technology used in the entertainment industry, alternative methods for the delivery and storage of digital content, and the resultant changes in consumer behavior and preferences and advertiser priorities and spending patterns. As a result of the evaluation, in June 2016 and 2015, the Company recognized impairment charges of $92 million and $270 million, respectively, for entertainment programming rights principally relating to programming that it will no longer broadcast at the Cable Network Programming segment which was recorded in Other, net in the Consolidated Statements of Operations for fiscal 2016 and 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of June 30,	As of June 30,
		2016	2016	2015
			(in millions)
Sky(a)(b)	European DBS operator	39%	$2,972	$3,382
Endemol Shine CORE Joint Venture(b)	Global multi-platform content provider	50%	445	706
Other investments		various	446	441

Total investments			$3,863	$4,529

(a)

The Company’s investment in Sky had a market value of $7.6 billion as of June 30, 2016 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 8 – Fair Value). For fiscal 2016 and 2015, the Company received dividends from Sky of approximately $330 million and $335 million, respectively.

(b)	Equity method investment.

Equity (Losses) Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Sky	$383	$1,139	$619
Other equity affiliates	(417)	(235)	3

Total equity (losses) earnings of affiliates	$(34)	$904	$622

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1 billion and $1.2 billion as of June 30, 2016 and 2015, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This excess was allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. In fiscal 2016 and 2015, the finite-lived intangible assets primarily represented tradenames. The weighted average useful lives of these finite-lived intangible assets as of June 30, 2016 and 2015 were 17 and 14 years, respectively. In accordance with ASC 350, the Company amortized $48 million, $16 million and $46 million during fiscal 2016, 2015 and 2014, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity (losses) earnings of affiliates.

Sky

In fiscal 2012, Sky’s shareholders and board of directors authorized a share repurchase program that was subsequently suspended in July 2014. The Company entered into an agreement with Sky under which, following any market purchases of shares by Sky, the Company will sell to Sky sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by Sky in respect of the relevant market purchases. As a result, the Company received cash consideration of approximately $170 million for fiscal 2014. The Company recognized a gain of $134 million during fiscal 2014, which was included in Equity (losses) earnings of affiliates in the Company’s Consolidated Statement of Operations. There were no shares repurchased during fiscal 2016 and 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2015, the Company’s proportionate share of approximately $790 million of gains related to the sale of Sky’s investments in Sky Betting & Gaming, ITV plc and NGC International was included in Equity (losses) earnings of affiliates in the Consolidated Statement of Operations.

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Italia and Sky Deutschland”).

Other Equity Affiliates

In fiscal 2016, the Company’s share of the earnings of Other equity affiliates included approximately $220 million of losses recorded by Endemol Shine CORE Joint Venture (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Shine Group”). During the fourth quarter of fiscal 2016, Core Entertainment Inc., which retained a separate capital and management structure under ownership of the Endemol Shine CORE Joint Venture and was consolidated with Endemol and Shine solely for the purposes of financial reporting for the joint venture, was deconsolidated for the purposes of financial reporting upon commencement of its bankruptcy proceedings. The Company’s proportionate share of the loss on deconsolidation and other impairment charges was approximately $95 million which was included in Equity (losses) earnings of affiliates in the Consolidated Statement of Operations.

Other

In fiscal 2016, the Company invested approximately $160 million in cash for a minority equity interest in DraftKings, Inc. (“DraftKings”), a leading operator of online fantasy games and contests. The Company accounts for this investment at cost. During fiscal 2016, based on information concerning DraftKings’ current valuation in a financing transaction, the Company determined that a portion of its investment in DraftKings was impaired and reduced the carrying value by approximately $95 million as reflected in Other, net in the Consolidated Statement of Operations.

In June 2015, the Company entered into an agreement to exit its investment in MundoFox Broadcasting LLC, an equity method investee where the Company held a 50% interest, for a cash payment of $75 million. The exit fee was included in Other, net in the Consolidated Statement of Operations (See Note 22 – Additional Financial Information under the heading “Other, net”).

In fiscal 2015, the Company sold its interest in Bona Film Group, a film distributer in China, for approximately $70 million in cash.

In fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC and its 50% interest in STAR CJ Network India Pvt. Ltd., all equity method investees, for a total consideration of approximately $255 million. The Company recorded a gain on these transactions which was included in Other, net in the Consolidated Statement of Operations for fiscal 2014 (See Note 22 – Additional Financial Information under the heading “Other, net”).

In fiscal 2014, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Ltd. for approximately $210 million. The Company recorded a gain, net of expenses, of $199 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2014.

Impairments of Investments

The Company regularly reviews investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. Impairments of investments are reflected in Other, net in the Consolidated Statements of Operations and were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

resulting from sustained losses and limited prospects for recovery (See Note 22 – Additional Financial Information under the heading “Other, net”).

Summarized Financial Information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Revenues	$17,818	$15,962	$12,402
Operating income	1,434	1,527	1,887
Income from continuing operations	977	2,899	1,332
Net income	977	2,899	1,332

	As of June 30,
	2016	2015
	(in millions)
Current assets	$6,311	$7,160
Non-current assets	18,144	18,337
Current liabilities	5,861	6,922
Non-current liabilities	12,963	12,401

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2016
Description	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$6	$-	$6	$-
Liabilities
Derivatives(a)	(50)	-	(50)	-
Contingent consideration(b)	(36)	-	-	(36)
Redeemable noncontrolling interests(b)	(552)	-	-	(552)

Total	$(632)	$-	$(44)	$(588)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2015
Description	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(c)	$18	$18	$-	$-
Derivatives(a)	4	-	4	-
Liabilities
Derivatives(a)	(34)	-	(34)	-
Contingent consideration(b)	(114)	-	-	(114)
Redeemable noncontrolling interests(b)	(621)	-	-	(621)

Total	$(747)	$18	$(30)	$(735)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
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

(c)	Available-for-sale securities.

Contingent Consideration

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated liabilities presented as of June 30, 2016 and 2015 are related to past acquisitions.

Significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are operating income before depreciation and amortization (“OIBDA”) projections (generally within a 2%-3% average growth rate range) and discount rates (10%-11% range). Significant increases (decreases) in growth rates and multiples, assuming no changes in discount rates, would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

The changes in contingent consideration classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2016	2015
	(in millions)
Beginning of year	$(114)	$(134)
Payments	72	39
Measurement adjustments and foreign exchange movements	6	(19)

End of year	$(36)	$(114)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Beginning of year	$(621)	$(541)	$(519)
Net income	(114)	(109)	(95)
Issuances	(73)	(75)	-
Repurchases(a)	225	-	-
Distributions and other	31	104	73

End of year	$(552)	$(621)	$(541)

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Other”.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are OIBDA projections (generally 3% average growth rate) and discount rates (8%-10% range). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

The fair value of the redeemable noncontrolling interests in the sports networks were primarily determined by (i) applying a multiples-based formula for one of the sports networks and (ii) using a combination of multiples-based and discounted OIBDA valuation model for the other sports networks. As of June 30, 2016, one minority shareholder’s put right will become exercisable in March 2017. The remaining redeemable noncontrolling interests are currently not exercisable.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of June 30,
	2016	2015
	(in millions)
Borrowings

Fair value	$23,986	$21,998

Carrying value	$19,725	$19,039

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain equity method investments. The Company’s foreign currency forward contracts, which are primarily denominated in Brazilian Reals, Euros and Pounds Sterling, are valued using an income approach.

	As of June 30,
	2016	2015
	(in millions)
Cash flow hedges

Notional amount	$409	$903

Fair value	$(25)	$(13)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next three years.

	As of June 30,
	2016	2015
	(in millions)
Net investment hedges

Notional amount	$-	$198

Fair value	$-	$(13)

	As of June 30,
	2016	2015
	(in millions)
Economic hedges

Notional amount	$44	$-

Fair value	$-	$-

Interest Rate Swap Contracts

The Company uses financial instruments to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach.

	As of June 30,
	2016	2015
	(in millions)
Cash flow hedges

Notional amount	$701	$723

Fair value	$(19)	$(4)

For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next three years.

	As of June 30,
	2016	2015
	(in millions)
Economic hedges

Notional amount	$-	$255

Fair value	$-	$-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. As of June 30, 2016, the carrying value of the Company’s investment in DraftKings approximates its fair value, a Level 3 measurement (See Note 7 – Investments under the heading “Other”).

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2016	2015
		(in millions)
Land		$140	$142
Buildings and leaseholds	3 to 40 years	1,326	1,317
Machinery and equipment	3 to 15 years	2,653	2,620

		4,119	4,079
Less: accumulated depreciation and amortization		(2,600)	(2,466)

		1,519	1,613
Construction in progress		173	109

Total property, plant and equipment, net		$1,692	$1,722

Depreciation and amortization related to Property, plant and equipment was $283 million, $433 million and $741 million for fiscal 2016, 2015 and 2014, respectively. This includes depreciation of set-top boxes in the DBS segment of $101 million and $308 million for fiscal 2015 and 2014, respectively.

Total operating lease expense was approximately $200 million, $260 million and $365 million for fiscal 2016, 2015 and 2014, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net
	FCC licenses	Other	Total	MVPD affiliate agreements and relationships(a)	Other intangible assets, net(b)	Total	Total intangible assets, net
	(in millions)
Balance, June 30, 2015	$2,408	$1,213	$3,621	$1,948	$751	$2,699	$6,320
Acquisitions(c)	-	511	511	25	170	195	706
Amortization	-	-	-	(132)	(115)	(247)	(247)
Foreign exchange movements	-	-	-	-	(2)	(2)	(2)

Balance, June 30, 2016	$2,408	$1,724	$4,132	$1,841	$804	$2,645	$6,777

(a)

Net of accumulated amortization of $633 million and $501 million as of June 30, 2016 and 2015, respectively. The average useful life of the MVPD affiliate agreements and relationships ranges from 10 to 20 years.

(b)	Net of accumulated amortization of $634 million and $519 million as of June 30, 2016 and 2015, respectively. The average useful life of other intangible assets ranges from five to 20 years.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2016”.

Amortization related to finite-lived intangible assets was $247 million, $303 million and $401 million for fiscal 2016, 2015 and 2014, respectively.

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense(a)	$254	$247	$244	$235	$216

(a)	These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2014	$9,551	$1,882	$1,594	$4,994	$31	$18,052
Acquisitions	87	5	-	-	-	92
Dispositions	-	(55)	(471)	(4,548)	-	(5,074)
Foreign exchange movements and Other	(38)	-	(42)	(446)	(31)	(557)

Balance, June 30, 2015	$9,600	$1,832	$1,081	$-	$-	$12,513
Acquisitions	224	-	-	-	-	224
Foreign exchange movements	(4)	-	-	-	-	(4)

Balance, June 30, 2016	$9,820	$1,832	$1,081	$-	$-	$12,733

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of goodwill was net of accumulated impairments of $371 million as of June 30, 2016, 2015 and 2014.

The increase in the carrying value of the Cable Network Programming segment goodwill, during fiscal 2015, was primarily due to the acquisition of true[X]. The decrease in the carrying value of the Television, Filmed Entertainment and DBS segments goodwill, during fiscal 2015, was primarily due to the dispositions of the FOX affiliated stations, Shine Group and Sky Deutschland, respectively (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2015”).

The increase in the carrying value of the Cable Network Programming segment goodwill, during fiscal 2016, was primarily due to the preliminary purchase price allocation related to the acquisition of MAA TV and the NGS Media Business (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2016”).

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

Fiscal 2016 and 2015

During fiscal 2016 and 2015, the Company determined that the goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheets as of June 30, 2016 and 2015, respectively, were not impaired.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

	Weighted average interest rate		Outstanding as of June 30,
Description	as of June 30, 2016	Due date	2016	2015
			(in millions)
Bank loans			$1,446	$1,560
Public debt
- Predecessor indentures	7.13%	2016 - 2096	10,579	10,779
- Senior notes issued under August 2009 indenture	4.85%	2020 - 2045	7,700	6,700

Total public debt			18,279	17,479

Total borrowings			19,725	19,039
Less: current portion			(427)	(244)

Long-term borrowings			$19,298	$18,795

Bank loans

In connection with the acquisition of the majority interest in the YES Network in February 2014, the Company consolidated $1.1 billion, the aggregate outstanding under a term loan facility and a secured revolving credit facility (collectively, the “YES Credit Agreement”) with a sub-limit available for the issuance of letters of credit. In November 2014, the YES Network amended its credit agreement to increase the total size of its credit facility to $1.765 billion, comprised of a secured revolving credit facility, a term loan facility and a delayed draw term loan facility, and to extend the maturity date of the credit agreement to December 2019. The maximum amount available under the delayed draw term loan facility was $560 million and, in June 2015, was used to retire the YES Network’s senior subordinated notes. As of June 30, 2016, the outstanding balance on the term loan facilities and secured revolving credit facility was $1.3 billion and $109 million, respectively. The total amount available under the secured revolving credit facility is $305 million. The material terms of the YES Credit Agreement include various financial and restrictive covenants. The YES Credit Agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network. At the election of the YES Network, the YES Credit Agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. The YES Network pays a commitment fee on undrawn funds (currently 0.325%) that is determined by the total leverage ratio. Principal payments with respect to the term loan and delayed draw term loan are required quarterly. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions. The YES Credit Agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met.

Public debt - Predecessor indentures

These notes are issued under previous indentures, as supplemented, by and among 21CFA, the Company as Parent Guarantor and the applicable trustee. These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

Included in the predecessor indentures as of June 30, 2015 was $200 million of 7.60% Senior Notes which were retired in October 2015.

In December 2014, the Company retired $750 million of 5.30% Senior Notes.

The Company will not issue any new debt under the predecessor indentures.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Public debt - Senior notes issued under August 2009 indenture

These notes are issued under the Indenture, dated August 25, 2009, as amended and restated on February 16, 2011, by and among 21CFA, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

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

Current borrowings

Included in Borrowings within Current liabilities as of June 30, 2016 was $400 million of 8.00% Senior Notes due in October 2016 and principal payments on the YES Network term loan facilities of $27 million that are due in the next 12 months.

Revolving Credit Agreement

In May 2015, the Company refinanced the $2.0 billion revolving credit agreement with a new $1.4 billion unsecured revolving credit facility (the “New Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The New Credit Agreement has a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.0 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Note 12. STOCKHOLDERS’ Equity

Common Stock and Preferred Stock

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2016, there were approximately 33,700 holders of record of shares of Class A Common Stock and 10,800 holders of record of shares of Class B Common Stock.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. The remaining amount as of June 30, 2016 under the Company’s $5 billion authorization approved by the Board in August 2015, excluding commissions, was approximately $650 million and, as of August 10, 2016, the remaining amount was approximately $400 million. In August 2016, the Board authorized the repurchase of an additional $3 billion of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which the buyback authorization is expected to be completed.

The program may be modified, extended, suspended or discontinued at any time.

The following table summarizes the Company’s repurchases of its Class A Common Stock:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Total cost of repurchases	$4,982	$5,939	$3,772
Total number of shares repurchased	172	172	115

The Company did not repurchase any of its Class B Common Stock during the three-year period ended June 30, 2016.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the years ended June 30,
	2016	2015	2014
Cash dividend paid per share	$0.300	$0.275	$0.250

Subsequent to June 30, 2016, the Company announced a 20% increase to its dividend, declaring a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock, resulting in a prospective annual dividend of $0.36 per share. The dividend declared is payable on October 19, 2016 with a record date for determining dividend entitlements of September 14, 2016.

Elimination of Suspension of Voting Rights Affecting Non-U.S. Stockholders

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. In order to maintain compliance with U.S. law, during fiscal 2016, the Company had suspended 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. In August 2016, the Company eliminated the suspension of voting rights of shares of Class B Common Stock and remains in compliance with applicable U.S. law. On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. As a result of the elimination of the suspension, and unless a suspension of voting rights of the Class B Common Stock is reinstated, the voting rights of the Murdoch Family Interests will no longer be limited in accordance with the agreement. The Company will continue to monitor the Company’s foreign ownership based on its assessment of the information reasonably available to it.

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

Other Comprehensive (Loss) Income

Comprehensive income is reported in the Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including foreign currency translation adjustments, losses and gains on cash flow hedges, unrealized holding gains and losses on securities, benefit plan adjustments and the Company’s share of other comprehensive income of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive (loss) income:

	For the year ended June 30, 2016
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(149)	$2	$(147)

Other comprehensive loss(a)	$(149)	$2	$(147)

Cash flow hedges
Unrealized losses	$(28)	$11	$(17)
Amount reclassified on hedging activity(b)	8	(3)	5

Other comprehensive loss	$(20)	$8	$(12)

Gains and losses on securities
Amount reclassified on sale of securities(c)	$(7)	$3	$(4)

Other comprehensive loss	$(7)	$3	$(4)

Benefit plan adjustments
Unrealized losses	$(240)	$74	$(166)
Reclassification adjustments realized in net income(d)	108	(40)	68

Other comprehensive loss	$(132)	$34	$(98)

Equity method investments
Unrealized losses and reclassifications	$(364)	$43	$(321)

Other comprehensive loss	$(364)	$43	$(321)

	For the year ended June 30, 2015
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(1,068)	$-	$(1,068)
Amount reclassified on hedging activity(b)	(132)	-	(132)
Amount reclassified on dispositions(c)	(253)	-	(253)

Other comprehensive loss(a)	$(1,453)	$-	$(1,453)

Cash flow hedges
Unrealized losses	$(27)	$(2)	$(29)
Amount reclassified on hedging activity(b)	20	4	24

Other comprehensive loss	$(7)	$2	$(5)

Gains and losses on securities
Unrealized losses	$(3)	$1	$(2)
Amount reclassified on sale of securities(c)	(25)	9	(16)

Other comprehensive loss	$(28)	$10	$(18)

Benefit plan adjustments
Unrealized losses	$(102)	$38	$(64)
Reclassification adjustments realized in net income(d)	285	(101)	184

Other comprehensive income	$183	$(63)	$120

Equity method investments
Unrealized losses and reclassifications	$(707)	$313	$(394)

Other comprehensive loss	$(707)	$313	$(394)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2014
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$452	$-	$452

Other comprehensive income(a)	$452	$-	$452

Cash flow hedges
Unrealized losses	$(24)	$9	$(15)
Amount reclassified on hedging activity(b)	14	(6)	8

Other comprehensive loss	$(10)	$3	$(7)

Gains and losses on securities
Unrealized gains	$1	$-	$1
Amount reclassified on sale of Phoenix(c)	(200)	70	(130)

Other comprehensive loss	$(199)	$70	$(129)

Benefit plan adjustments
Unrealized losses	$(210)	$75	$(135)
Reclassification adjustments realized in net income(d)	45	(17)	28
		-
Other comprehensive loss	$(165)	$58	$(107)

Equity method investments
Unrealized gains and reclassifications	$306	$(108)	$198

Other comprehensive income	$306	$(108)	$198

(a)	Foreign currency translation adjustments include $(8) million, $(214) million and $122 million for fiscal 2016, 2015 and 2014, respectively, relating to noncontrolling interests.
(b)

Reclassifications of amounts related to hedging activity are included in Revenue, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 (See Note 8 – Fair Value for additional information regarding hedging activity).

(c)	Reclassification of amounts related to dispositions and gains and losses on securities are included in Other, net in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014.
(d)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 (See Note 16 – Pension And Other Postretirement Benefits for additional information).

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2016	2015	2014
	(in millions)
Foreign currency translation adjustments	$(1,210)	$(1,071)	$168
Cash flow hedges	(23)	(11)	(6)
Unrealized holding gains on securities	-	4	22
Benefit plan adjustments	(509)	(411)	(531)
Equity method investments	(402)	(81)	313

Accumulated other comprehensive loss, net of tax	$(2,144)	$(1,570)	$(34)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EQUITY-BASED COMPENSATION

2013 Long-Term Incentive Plan

In October 2013, the Company adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”), under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2013 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. Stock options awarded under the 2013 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2013 Plan replaced the 2005 Long-Term Incentive Plan (the “2005 Plan” and together with the 2013 Plan, the “Plans”) under which no additional stock options, PSUs, restricted stock or RSUs will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2013 Plan is 87.5 million shares plus any residual shares remaining under the 2005 Plan. As of June 30, 2016, the remaining number of shares available for issuance under the 2013 Plan was approximately 79.6 million. The Company will issue new shares of Class A Common Stock upon vesting of stock-settled PSUs and RSUs. The Company currently has no stock options outstanding and the outstanding RSUs are not significant.

In August 2014, the Compensation Committee approved the conversion of outstanding cash-settled equity awards granted primarily to certain named executive officers for the fiscal 2013-2015 and fiscal 2014-2016 performance periods from cash-settled to stock-settled awards. As a result, as of June 30, 2016, all outstanding equity awards granted to the Company’s named executive officers are stock-settled. PSUs granted to certain named executive officers that vested in fiscal 2015 and 2014 were settled in cash.

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

Participants in the plan received a grant of PSUs that has a three-year performance measurement period beginning in July of each fiscal year. The awards are subject to the achievement of one or more pre-established objective performance measures determined by the Compensation Committee. The majority of the awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

In fiscal 2016, 2015 and 2014, a total of approximately 6.2 million, 4.1 million and 4.9 million PSUs were granted, respectively, and will primarily be settled in shares of Class A Common Stock. PSUs granted to employees in certain foreign locations are settled in cash. During fiscal 2016, 2015 and 2014, approximately 0.2 million, 1.7 million and 2.1 million cash-settled PSUs vested, respectively. Cash paid for vested cash-settled PSUs were $6 million, $59 million and $67 million in fiscal 2016, 2015 and 2014, respectively, before statutory tax withholdings.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s target PSUs and RSUs to be settled in stock (PSUs and RSUs in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	14,024	$30.61	16,182	$22.22	17,794	$16.19
Granted	7,162	29.60	4,061	34.45	4,677	35.33
Vested(a)	(6,365)	25.54	(6,812)	14.62	(5,680)	15.57
Cancelled	(979)	24.81	(1,514)	24.44	(609)	18.89
Shares converted from cash-settled to stock-settled	-	-	2,107	31.52	-	-

Unvested units at the end of the year(b)	13,842	$32.83	14,024	$30.61	16,182	$22.22

(a)

The fair value and intrinsic value of the Company’s PSUs that vested during fiscal 2016, 2015 and 2014 was $173 million, $196 million and $21 million, respectively. The fair value and intrinsic value of the Company’s RSUs that vested during fiscal 2016, 2015 and 2014 was $19 million, $47 million and $160 million, respectively. Included in the number of shares vested in fiscal 2014 was approximately one million shares issued to News Corp employees in connection with the Separation.

(b)	The intrinsic value of unvested target PSUs and RSUs as of June 30, 2016 was approximately $375 million.

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Equity-based compensation	$203	$93	$205

Intrinsic value of all settled equity-based awards(a)	$198	$303	$298

Tax benefit on vested equity-based awards	$71	$110	$89

(a)	Includes cash-settled RSUs and stock options. The Company received approximately $35 million in cash from the exercise of stock options in fiscal 2014.

As of June 30, 2016, the Company’s total estimated compensation cost, not yet recognized, related to non-vested PSUs and RSUs for all plans presented was approximately $95 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 14. RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell programming and purchase and/or sell advertising. The following table sets forth the net revenue from related parties included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Related party revenue, net of expense	$851	$766	$546

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Consolidated Balance Sheets:

	As of June 30,
	2016	2015
	(in millions)
Accounts receivable from related parties	$389	$417
Accounts payable to related parties	71	185

Rotana

The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), a diversified media company in the Middle East and North Africa. A significant stockholder of the Company, who owned more than 5% of the Company’s Class B Common Stock during a portion of fiscal 2016, owns a controlling interest in Rotana. In addition, the Company has provided shareholder loans to the Rotana venture.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2016:

	As of June 30, 2016
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,343	$261	$436	$326	$320
Other	506	123	194	91	98
Other commitments
Borrowings	19,725	427	1,516	2,603	15,179
Sports programming rights	57,073	4,911	10,664	10,079	31,419
Entertainment programming rights	2,369	1,029	900	309	131
Other commitments and contractual obligations	2,997	934	842	381	840

Total commitments, borrowings and contractual obligations	$84,013	$7,685	$14,552	$13,789	$47,987

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

	As of June 30, 2016
	Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights	$514	$296	$211	$-	$7
Hulu indemnity	115	-	115	-	-
Letters of credit and other	56	48	2	2	4

Total contingent guarantees	$685	$344	$328	$2	$11

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amount committed for operating leases of land and buildings of $1.3 billion, are approximately $250 million for office facilities that have been sub-leased to News Corp.

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

The Company’s RSNs have certain local sports broadcasting rights including the right to broadcast MLB, National Basketball Association and National Hockey League games.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other commitments and contractual obligations

Primarily includes obligations relating to deferred and contingent consideration related to business combinations, distribution agreements, multi-media rights agreements, marketing agreements, television rating services agreements and contracts for capital expenditures.

Hulu indemnity

The Company owns an equity interest in Hulu LLC (“Hulu”), which is considered a variable interest entity under ASC 810-10. However, the Company is not the primary beneficiary and hence accounts for its investment under the equity method. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheet in Other liabilities. In fiscal 2016, 2015 and 2014, the Company invested $50 million, $125 million and $125 million, respectively, in Hulu to maintain its ownership percentage of approximately 33%.

In August 2016, Hulu issued a 10% equity interest to a new investor thereby diluting the Company’s ownership to 30%. For a period of up to 36 months, under certain limited circumstances arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. The Company will continue to account for its interest in Hulu as an equity method investment.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2016 was $825 million (See Note 16 – Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). Pursuant to the Indemnity, the Company made payments of $20 million, $49 million and $79 million to News Corp during fiscal 2016, 2015 and 2014, respectively. As of June 30, 2016 and 2015, the liability related to the indemnity was approximately $55 million and $65 million, respectively.

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

NOTE 16. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2016 and 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million for fiscal 2016 and 2015, respectively, which were included in Other, net in the Consolidated Statements of Operations.

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2016, 2015 and 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2016	2015	2016	2015
	(in millions)
Projected benefit obligation, beginning of the year	$1,938	$2,494	$157	$153
Service cost	67	75	3	4
Interest cost	89	107	7	6
Benefits paid	(16)	(52)	(8)	(8)
Settlements(a)	(74)	(58)	-	-
Actuarial losses (gains)(b)	159	(21)	25	2
Foreign exchange rate changes	(23)	(16)	-	-
Annuitization of pension liabilities(c)	(111)	(537)	-	-
Dispositions	-	(44)	-	-
Other	(10)	(10)	3	-

Projected benefit obligation, end of the year	2,019	1,938	187	157

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	1,388	1,874	-	-
Actual return on plan assets	19	(2)	-	-
Employer contributions	195	174	8	8
Benefits paid	(16)	(52)	(8)	(8)
Settlements(a)	(74)	(58)	-	-
Foreign exchange rate changes	(20)	(9)	-	-
Annuitization of pension liabilities(c)	(111)	(537)	-	-
Other	-	(2)	-	-

Fair value of plan assets, end of the year	1,381	1,388	-	-

Funded status(d)	$(638)	$(550)	$(187)	$(157)

(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	The June 30, 2016 actuarial losses were mainly due to a change in the discount rate assumption utilized in measuring plan obligations.
(c)

In the fourth quarter of fiscal 2016 and 2015, the Company settled pension obligations through the purchase of group annuity contracts from an insurance company and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million for fiscal 2016 and 2015, respectively, which were included in Other, net in the Consolidated Statements of Operations.

(d)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2016 and 2015 was approximately $235 million and $215 million, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2016	2015	2016	2015
	(in millions)
Accrued pension/postretirement liabilities	$(638)	$(550)	$(187)	$(157)

Net amount recognized	$(638)	$(550)	$(187)	$(157)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2016	2015	2016	2015
	(in millions)
Actuarial losses	$724	$609	$65	$43
Prior service cost	7	6	-	-

Net amounts recognized	$731	$615	$65	$43

Amounts in Accumulated other comprehensive loss, before tax, expected to be recognized as a component of net periodic benefit costs in fiscal 2017:

	As of June 30, 2016
	Pension benefits	Postretirement benefits
	(in millions)
Actuarial losses	$50	$5

Net amounts expected to be recognized	$50	$5

Accumulated pension benefit obligations as of June 30, 2016 and 2015 were $1,826 million and $1,662 million, respectively. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2016	2015	2016		2015
	(in millions)
Projected benefit obligation	$1,688	$1,647	$331		$291
Accumulated benefit obligation	1,511	1,377	315		285
Fair value of plan assets	1,381	1,388	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2016 and 2015 was approximately $235 million and $215 million, respectively.

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded plans		Unfunded plans
	As of June 30,
	2016	2015	2016		2015
	(in millions)
Projected benefit obligation	$1,688	$595	$331		$291
Accumulated benefit obligation	1,511	586	315		285
Fair value of plan assets	1,381	483	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2016 and 2015 was approximately $235 million and $215 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost benefits earned during the period	$67	$75	$73	$3	$4	$4
Interest costs on projected benefit obligations	89	107	106	7	6	6
Expected return on plan assets	(97)	(128)	(113)	-	-	-
Amortization of deferred losses	30	36	41	3	3	3
Other	1	1	1	-	-	-

Net periodic benefit costs	$90	$91	$108	$13	$13	$13

Net periodic benefit costs exclude the pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million for fiscal 2016 and 2015, respectively, which was included in Other, net in the Consolidated Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2016	2015	2014	2016	2015	2014
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.8%	4.7%	4.5%	3.7%	4.5%	4.3%
Rate of increase in future compensation	4.3%	4.6%	4.6%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	4.7%	4.5%	5.2%	4.5%	4.3%	4.8%
Expected return on plan assets	6.9%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	4.6%	4.6%	4.4%	N/A	N/A	N/A

N/A – not applicable.

Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefit plans. For fiscal 2016 and previous periods presented, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

The Company adopted the mortality table released by the Society of Actuaries in fiscal 2015, and subsequently updated in fiscal 2016, which extends the life expectancy of plan participants.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2016	Fiscal 2015
Health care cost trend rate	6.4%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2028	2028

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2016:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	$-	$6
One percentage point decrease	-	(5)

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2017	$155	$8
2018	80	9
2019	82	9
2020	84	10
2021	88	10
2022-2026	510	51

The above table shows expected benefits payments for the postretirement benefits net of U.S. Medicare subsidy receipts which are anticipated to be approximately one million per year.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8 – Fair Value, as of June 30, 2016 and 2015:

	As of June 30, 2016				As of June 30, 2015
		Fair value measurements at reporting date using		Assets measured		Fair value measurements at reporting date using		Assets measured
Description	Total	Level 1	Level 2	at NAV(a)	Total	Level 1	Level 2	at NAV(a)
	(in millions)
Assets
Pooled funds:(b)
Money market funds	$170	$-	$170	$-	$163	$-	$163	$-
Domestic equity funds	139	139	-	-	127	127	-	-
International equity funds	221	221	-	-	259	259	-	-
Domestic fixed income funds	2	2	-	-	2	2	-	-
International fixed income funds	153	49	-	104	147	42	-	105
Balanced funds	258	120	-	138	245	104	-	141
Other pooled funds	19	-	-	19	24	2	-	22
Common stocks:(c)
U.S. common stocks	226	226	-	-	199	199	-	-
Government and Agency obligations:(d)
Domestic government obligations	24	-	24	-	22	-	22	-
Domestic agency obligations	22	-	22	-	23	-	23	-
International government obligations	2	-	2	-	2	-	2	-
Corporate obligations(d)	66	-	66	-	68	-	68	-
Partnership interests	20	-	-	20	20	-	-	20
Other	59	(7)	66	-	87	(1)	88	-

Total fair value of plan assets	$1,381	$750	$350	$281	$1,388	$734	$366	$288

(a)	As a practical expedient, pooled funds are valued at the net asset value (“NAV”) provided by the fund issuer and partnership interests are based on the fair value obtained from the general partner.
(b)	Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published NAV.
(c)	Common stock investments that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 49% equity securities, 27% fixed income securities and 24% in other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short-term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2016	2015
Asset Category:
Equity securities	43%	43%
Fixed income securities	24	25
Other, including cash	33	32

Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on five Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and the green zone are at least 80% funded. The most recent available funded status of the five plans in which the Company was listed as providing more than 5% of total contributions are all green.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s contributions to multiemployer pension and postretirement plans for fiscal 2016, 2015 and 2014:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Pension benefits	$75	$77	$70
Other benefits	88	89	85
Total contributions	$163	$166	$155

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $68 million, $59 million and $69 million for fiscal 2016, 2015 and 2014, respectively.

NOTE 17. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
U.S. (including exports)	$3,767	$9,953	$5,375
Foreign	387	(106)	(186)

Income from continuing operations before income tax expense	$4,154	$9,847	$5,189

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
U.S.
Federal	$466	$891	$1,178
State & local	99	88	76
Foreign	99	93	57

Total current	664	1,072	1,311

Deferred and other	466	171	(39)

Provision for income taxes from continuing operations	$1,130	$1,243	$1,272

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2016	2015	2014
U.S. federal income tax rate	35%	35%	35%
State and local taxes	-	1	1
Effect of foreign operations	(3)	(2)	(5)
Adjustments for tax matters, net(a)	1	2	-
Valuation allowance movements	2	(20)	-
Nontaxable income attributable to noncontrolling interests	(2)	(1)	(2)
Domestic production activities deduction	(2)	(1)	(2)
Other(b)	(4)	(1)	(2)

Effective tax rate for income from continuing operations	27%	13%	25%

(a)	In fiscal 2016, increases in the net provision for uncertain tax positions were substantially offset by the final settlement of a foreign matter.
(b)	Fiscal 2016 reflects increased tax amortization deductions for certain film and television properties as a result of a ruling that was received by the Company.

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2016	2015
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$432	$380
Capital loss carryforwards	35	36
Foreign tax credit carryforwards	-	173
Accrued liabilities	755	981
Other	259	222

Total deferred tax assets	1,481	1,792
Deferred tax liabilities:
Basis difference and amortization	(2,295)	(2,418)
Revenue recognition	(504)	(511)
Sports rights contracts	(717)	(383)

Total deferred tax liabilities	(3,516)	(3,312)

Net deferred tax liability before valuation allowance	(2,035)	(1,520)
Less: valuation allowance	(575)	(453)

Total net deferred tax liabilities	$(2,610)	$(1,973)

The Company had non-current deferred tax assets of $278 million and $317 million as of June 30, 2016 and 2015, respectively. The Company also had non-current deferred tax liabilities of $2,888 million and $2,290 million as of June 30, 2016 and 2015, respectively.

During fiscal 2016, the Company early adopted ASU 2015-17 on a retrospective basis (See Note 2 – Summary of Significant Accounting Policies under the heading “Recently Adopted and Recently Issued Accounting Guidance”). As a result of the retrospective adoption, the Company reclassified previously reported current deferred tax assets of $28 million and current deferred tax liabilities of $220 million as of June 30, 2015, to non-current deferred tax assets and non-current deferred tax liabilities, as required.

The increase in the valuation allowance to $575 million as of June 30, 2016 was primarily due to decreases in the basis of certain investments.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, the Company had $432 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses expire through 2023.

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Balance, beginning of year	$361	$144	$200
Additions for prior year tax positions	295	46	1
Additions for current year tax positions	78	171	13
Reduction for prior year tax positions	(60)	-	(70)

Balance, end of year	$674	$361	$144

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax expense. The Company recorded liabilities for accrued interest of $72 million and $37 million as of June 30, 2016 and 2015, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2016, 2015 and 2014 were not material.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The increase in the balance of uncertain tax positions in the current year is primarily attributable to valuation and other foreign and state matters. During fiscal 2016, the reduction for prior year tax positions results from a settlement of audits. The U.S. Internal Revenue Service is currently examining fiscal years 2009 through 2013. In addition, the Company’s income tax returns for fiscal years 2010 through 2016 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2016 and 2015, $605 million and $348 million, respectively, would affect the Company’s effective income tax rate, if the Company’s position with respect to the uncertainties is sustained.

The Company has not provided U.S. deferred income taxes and foreign withholding taxes on outside basis differentials including undistributed earnings attributable to certain foreign subsidiaries. It is management’s intention to reinvest in these subsidiaries indefinitely and the Company’s long term domestic liquidity needs do not consider repatriation of the undistributed earnings of these subsidiaries. The calculation of the unrecognized deferred tax liability for temporary differences related to these outside basis differentials is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $960 million as of June 30, 2016.

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

●

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with FOX, 10 are affiliated with MyNetworkTV and one is an independent station).

●

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland. On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Italia and Sky Deutschland).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total Segment OIBDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Revenues:
Cable Network Programming	$15,029	$13,773	$12,273
Television	5,105	4,895	5,296
Filmed Entertainment	8,505	9,525	9,679
Direct Broadcast Satellite Television	-	2,112	6,030
Other, Corporate and Eliminations	(1,313)	(1,318)	(1,411)

Total revenues	$27,326	$28,987	$31,867

Segment OIBDA:
Cable Network Programming	$5,145	$4,648	$4,407
Television	744	718	882
Filmed Entertainment	1,085	1,445	1,358
Direct Broadcast Satellite Television	-	234	424
Other, Corporate and Eliminations	(377)	(323)	(356)

Total Segment OIBDA	6,597	6,722	6,715

Amortization of cable distribution investments	(75)	(80)	(85)
Depreciation and amortization	(530)	(736)	(1,142)
Equity (losses) earnings of affiliates	(34)	904	622
Interest expense, net	(1,184)	(1,198)	(1,121)
Interest income	38	39	26
Other, net	(658)	4,196	174

Income from continuing operations before income tax expense	4,154	9,847	5,189
Income tax expense	(1,130)	(1,243)	(1,272)

Income from continuing operations	3,024	8,604	3,917
(Loss) income from discontinued operations, net of tax	(8)	(67)	729

Net income	3,016	8,537	4,646
Less: Net income attributable to noncontrolling interests	(261)	(231)	(132)

Net income attributable to Twenty-First Century Fox stockholders	$2,755	$8,306	$4,514

Intersegment revenues, generated by the Filmed Entertainment segment, of $1,213 million, $1,236 million and $1,292 million for fiscal 2016, 2015 and 2014, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Depreciation and amortization:
Cable Network Programming	$311	$294	$232
Television	118	115	105
Filmed Entertainment	82	107	133
Direct Broadcast Satellite Television	-	202	657
Other, Corporate and Eliminations	19	18	15

Total depreciation and amortization	$530	$736	$1,142

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Capital expenditures:
Cable Network Programming	$132	$106	$131
Television	75	77	90
Filmed Entertainment	45	45	61
Direct Broadcast Satellite Television	-	95	368
Other, Corporate and Eliminations	11	101	28

Total capital expenditures	$263	$424	$678

	As of June 30,
	2016	2015
	(in millions)
Assets:
Cable Network Programming	$24,979	$23,235
Television	6,959	6,646
Filmed Entertainment	9,579	9,105
Other, Corporate and Eliminations	2,985	6,524
Investments	3,863	4,529

Total assets	$48,365	$50,039

	As of June 30,
	2016	2015
	(in millions)
Goodwill and intangible assets, net:
Cable Network Programming	$13,463	$12,746
Television	4,288	4,297
Filmed Entertainment	1,759	1,790

Total goodwill and intangible assets, net	$19,510	$18,833

Revenues by Component

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Revenues:
Affiliate fees	$11,221	$10,353	$8,984
Subscription	-	1,964	5,467
Advertising	7,659	7,609	8,218
Content	7,949	8,677	8,596
Other	497	384	602

Total revenues	$27,326	$28,987	$31,867

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Revenues:
U.S. and Canada(a)	$19,388	$18,563	$17,842
Europe	3,324	5,724	9,745
Other(b)	4,614	4,700	4,280

Total revenues	$27,326	$28,987	$31,867

(a)	Revenues include approximately $19.1 billion, $18.2 billion and $17.4 billion from customers in the U.S. in fiscal 2016, 2015 and 2014, respectively.
(b)	Revenues include approximately $2.7 billion, $2.6 billion and $2.2 billion from customers in Asia in fiscal 2016, 2015 and 2014, respectively.

Revenues are attributed to countries based on location of customers. For fiscal 2016, the Company had one customer that represented approximately 11% of Revenues primarily within the Cable Network Programming segment.

	As of June 30,
	2016	2015
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$8,812	$8,194
Other	953	818

Total long-lived assets	$9,765	$9,012

(a)	Reflects Total assets less Current assets, Goodwill, Intangible assets, Investments and Non-current deferred tax assets. Other primarily consists of Asia, Europe and South America.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2016	2015	2014
	(in millions, except per share amounts)
Income from continuing operations	$3,024	$8,604	$3,917
Less: Net income attributable to noncontrolling interests	(261)	(231)	(132)

Income from continuing operations attributable to Twenty-First Century Fox stockholders - basic	$2,763	$8,373	$3,785
Other	-	(1)	-

Income from continuing operations attributable to Twenty-First Century Fox stockholders - diluted	$2,763	$8,372	$3,785

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders - basic and diluted	(8)	(67)	729

Net income attributable to Twenty-First Century Fox stockholders - basic	2,755	8,306	4,514
Other	-	(1)	-

Net income attributable to Twenty-First Century Fox stockholders - diluted	$2,755	$8,305	$4,514

Weighted average shares - basic	1,943	2,127	2,265
Shares issuable under equity-based compensation plans(a)	2	3	4

Weighted average shares - diluted	1,945	2,130	2,269

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic	$1.42	$3.94	$1.67

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - diluted	$1.42	$3.93	$1.67

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$-	$(0.03)	$0.32

Net income attributable to Twenty-First Century Fox stockholders per share - basic	$1.42	$3.91	$1.99

Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$1.42	$3.90	$1.99

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of PSUs and RSUs if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2016
Revenues	$6,077	$7,375	$7,228	$6,646
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)	678	674	844	567
Loss from discontinued operations, net of tax	(3)	(2)	(3)	-
Net income attributable to Twenty-First Century Fox stockholders	$675	$672	$841	$567
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.34	$0.34	$0.44	$0.30
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.34	$0.34	$0.44	$0.30
Stock prices(b)
Class A - High	$34.49	$31.28	$28.23	$31.06
Class A - Low	$25.19	$27.07	$24.14	$26.37
Class B - High	$33.52	$31.50	$28.21	$30.93
Class B - Low	$25.41	$27.23	$24.21	$26.26
Fiscal 2015
Revenues	$7,887	$8,055	$6,840	$6,205
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)	1,044	6,223	990	116
Loss from discontinued operations, net of tax	(7)	(16)	(15)	(29)
Net income attributable to Twenty-First Century Fox stockholders	$1,037	$6,207	$975	$87
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.48	$2.89	$0.47	$0.06
Net income attributable to Twenty-First Century Fox stockholders per share - basic	$0.47	$2.89	$0.46	$0.04
Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$0.47	$2.88	$0.46	$0.04
Stock prices(b)
Class A - High	$36.30	$39.01	$37.85	$34.65
Class A - Low	$31.30	$31.77	$32.80	$32.26
Class B - High	$35.28	$37.50	$36.52	$34.43
Class B - Low	$31.03	$30.71	$31.78	$31.88

(a)	See Note 22 – Additional Financial Information under the heading “Other, net” for details of infrequent items recorded during the fiscal year.
(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NASDAQ under the symbols “FOXA” and “FOX”, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
Fiscal 2016
Allowances for returns and doubtful accounts	$(506)	$(906)	$-	$830	$6	$(576)
Deferred tax valuation allowance	(453)	(136)	7	10	(3)	(575)
Fiscal 2015
Allowances for returns and doubtful accounts	$(815)	$(881)	$149	$889	$152	$(506)
Deferred tax valuation allowance	(2,338)	(34)	1,687	224	8	(453)
Fiscal 2014
Allowances for returns and doubtful accounts	$(899)	$(890)	$-	$943	$31	$(815)
Deferred tax valuation allowance	(3,284)	(171)	938	218	(39)	(2,338)

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(840)	$(880)	$(1,441)

Cash paid for interest	$(1,176)	$(1,213)	$(1,140)

Sale of other investments	$11	$2	$1

Purchase of other investments	$(288)	$(78)	$(65)

Supplemental information on acquisitions and additional investments:
Fair value of assets acquired	$1,329	$219	$2,833
Cash acquired	8	-	3
Liabilities assumed	(63)	(2)	(1,763)
Decrease in deferred consideration	-	-	7
Noncontrolling interest increase	(169)	-	(385)
Cash paid	(924)	(142)	(695)

Fair value of equity instruments issued to third parties(a)	181	75	-
Issuance of subsidiary common units	(181)	(75)	-

Fair value of equity instruments consideration	$-	$-	$-

(a)	Includes Redeemable noncontrolling interests.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2016	2015	2014
	(in millions)
Gain on disposition of DBS businesses(a)	$-	$4,984	$-
Restructuring(b)	(231)	(232)	(52)
Investment impairment losses(c)	(99)	(4)	(69)
Impairment charges(d)	(92)	(270)	-
Settlement loss on pension liabilities(e)	(75)	(245)	-
Acquisition related costs(f)	(69)	-	-
Loss on exit of MundoFox investment(c)	(12)	(85)	-
Gain on disposition of Shine Group(a)	-	58	-
Venezuela foreign currency devaluation(g)	-	(28)	(104)
Gain on sale of investment in Phoenix(c)	-	-	199
Gain on sale of investment in STATS(c)	-	-	112
Shareholder litigation settlement(h)	-	-	111
Other	(80)	18	(23)

Total other, net	$(658)	$4,196	$174

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(b)	See Note 5 – Restructuring Programs.
(c)	See Note 7 – Investments.
(d)	See Note 6 – Inventories, Net.
(e)	See Note 16 – Pension and Other Postretirement Benefits.
(f)	The acquisition related costs are primarily due to a revision of a contingency estimate, in the first quarter of fiscal 2016, related to a previous acquisition.
(g)

Devaluation losses primarily relate to the Company’s business activities in Venezuela which operate in a highly inflationary economy. There have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. dollars. Prior to 2014, companies generally used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which was 6.3 Bolivars per U.S. Dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, in March 2014, the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, the Company’s Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. Dollar. During the fourth quarter of fiscal 2014, the Company was able to use the SICAD 2 mechanism to convert a portion of its Bolivar denominated cash to U.S. dollars. Accordingly, the Company remeasured all its Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of $104 million for fiscal 2014. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Bolivar denominated net monetary assets at the devalued SIMADI exchange rate.

(h)	See Note 15 – Commitments and Contingencies under the heading “Shareholder Litigation”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable, accrued expenses and other current liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Consolidated Balance Sheets:

	As of June 30,
	2016	2015
	(in millions)
Accrued expenses	$2,476	$2,390
Accounts payable	270	411
Other current liabilities	435	916

Total accounts payable, accrued expenses and other current liabilities	$3,181	$3,717

NOTE 23. SUPPLEMENTAL GUARANTOR INFORMATION

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$27,325	$-	$27,326
Expenses	(364)	-	(20,970)	-	(21,334)
Equity losses of affiliates	(2)	-	(32)	-	(34)
Interest expense, net	(1,622)	(715)	(73)	1,226	(1,184)
Interest income	7	3	1,254	(1,226)	38
Earnings from subsidiary entities	6,129	3,475	-	(9,604)	-
Other, net	(125)	-	(533)	-	(658)

Income from continuing operations before income tax expense	4,024	2,763	6,971	(9,604)	4,154
Income tax expense	(1,093)	-	(1,896)	1,859	(1,130)

Income from continuing operations	2,931	2,763	5,075	(7,745)	3,024
Loss from discontinued operations, net of tax	-	(8)	-	-	(8)

Net income	2,931	2,755	5,075	(7,745)	3,016
Less: Net income attributable to noncontrolling interests	-	-	(261)	-	(261)

Net income attributable to Twenty-First Century Fox stockholders	$2,931	$2,755	$4,814	$(7,745)	$2,755

Comprehensive income attributable to Twenty-First Century Fox stockholders	$2,138	$2,181	$4,270	$(6,408)	$2,181

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$661	$2,019	$1,744	$-	$4,424
Receivables, net	20	-	6,239	(1)	6,258
Inventories, net	-	-	3,291	-	3,291
Other	13	-	963	-	976

Total current assets	694	2,019	12,237	(1)	14,949

Non-current assets:
Receivables, net	15	-	374	-	389
Inventories, net	-	-	7,041	-	7,041
Property, plant and equipment, net	213	-	1,479	-	1,692
Intangible assets, net	-	-	6,777	-	6,777
Goodwill	-	-	12,733	-	12,733
Other non-current assets	402	-	519	-	921
Investments:
Investments in associated companies and other investments	137	37	3,689	-	3,863
Intragroup investments	98,965	55,895	-	(154,860)	-

Total investments	99,102	55,932	3,689	(154,860)	3,863

TOTAL ASSETS	$100,426	$57,951	$44,849	$(154,861)	$48,365

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$400	$-	$27	$-	$427
Other current liabilities	489	144	6,009	(1)	6,641

Total current liabilities	889	144	6,036	(1)	7,068
Non-current liabilities:
Borrowings	17,879	-	1,419	-	19,298
Other non-current liabilities	605	-	5,961	-	6,566
Intercompany	37,838	44,146	(81,984)	-	-
Redeemable noncontrolling interests	-	-	552	-	552
Total equity	43,215	13,661	112,865	(154,860)	14,881

TOTAL LIABILITIES AND EQUITY	$100,426	$57,951	$44,849	$(154,861)	$48,365

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$767	$5,913	$1,748	$-	$8,428
Receivables, net	11	-	5,902	(1)	5,912
Inventories, net	-	-	2,749	-	2,749
Other	14	-	245	-	259

Total current assets	792	5,913	10,644	(1)	17,348

Non-current assets:
Receivables, net	15	-	379	-	394
Inventories, net	-	-	6,411	-	6,411
Property, plant and equipment, net	230	-	1,492	-	1,722
Intangible assets, net	-	-	6,320	-	6,320
Goodwill	-	-	12,513	-	12,513
Other non-current assets	384	-	418	-	802
Investments:
Investments in associated companies and other investments	50	22	4,457	-	4,529
Intragroup investments	92,821	53,278	-	(146,099)	-

Total investments	92,871	53,300	4,457	(146,099)	4,529

TOTAL ASSETS	$94,292	$59,213	$42,634	$(146,100)	$50,039

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$44	$-	$244
Other current liabilities	467	74	6,258	(1)	6,798

Total current liabilities	667	74	6,302	(1)	7,042
Non-current liabilities:
Borrowings	17,278	-	1,517	-	18,795
Other non-current liabilities	571	-	4,824	-	5,395
Intercompany	35,999	41,919	(77,918)	-	-
Redeemable noncontrolling interests	-	-	621	-	621
Total equity	39,777	17,220	107,288	(146,099)	18,186

TOTAL LIABILITIES AND EQUITY	$94,292	$59,213	$42,634	$(146,100)	$50,039

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(681)	$2,234	$1,495	$-	$3,048

Investing activities:
Property, plant and equipment	(10)	-	(253)	-	(263)
Investments	(182)	(594)	(599)	-	(1,375)

Net cash used in investing activities from continuing operations	(192)	(594)	(852)	-	(1,638)

Financing activities:
Borrowings	987	-	373	-	1,360
Repayment of borrowings	(200)	-	(487)	-	(687)
Issuance of shares and excess tax benefit from equity-based compensation	-	12	-	-	12
Repurchase of shares	-	(4,904)	-	-	(4,904)
Dividends paid and distributions	-	(586)	(235)	-	(821)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(234)	-	(290)

Net cash provided by (used in) financing activities from continuing operations	787	(5,534)	(583)	-	(5,330)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(20)	-	-	-	(20)

Net (decrease) increase in cash and cash equivalents	(106)	(3,894)	60	-	(3,940)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(64)	-	(64)

Cash and cash equivalents, end of year	$661	$2,019	$1,744	$-	$4,424

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(756)	$2,633	$1,087	$-	$2,964

Investing activities:
Property, plant and equipment	(26)	-	(652)	-	(678)
Investments	(4)	-	(771)	-	(775)
Proceeds from dispositions, net	9	117	392	-	518

Net cash (used in) provided by investing activities from continuing operations	(21)	117	(1,031)	-	(935)

Financing activities:
Borrowings	987	-	168	-	1,155
Repayment of borrowings	(134)	-	(162)	-	(296)
Issuance of shares and excess tax benefit from equity-based compensation	-	66	-	-	66
Repurchase of shares	-	(3,772)	-	-	(3,772)
Dividends paid and distributions	-	(578)	(224)	-	(802)
Purchase of subsidiary shares from noncontrolling interests	-	-	(127)	-	(127)

Net cash provided by (used in) financing activities from continuing operations	853	(4,284)	(345)	-	(3,776)

Discontinued operations:
Net (decrease) increase in cash and cash equivalents from discontinued operations	(127)	698	-	-	571

Net decrease in cash and cash equivalents	(51)	(836)	(289)	-	(1,176)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	(68)	-	(68)

Cash and cash equivalents, end of year	$473	$3,120	$1,822	$-	$5,415

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 64 and 65, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

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

Date: August 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES R. MURDOCH James R. Murdoch	Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2016
/S/ JOHN P. NALLEN John P. Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2016
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Executive Chairman	August 10, 2016
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman	August 10, 2016
/S/ CHASE CAREY Chase Carey	Vice Chairman	August 10, 2016
Delphine Arnault	Director	August 10, 2016
/S/ JAMES W. BREYER James W. Breyer	Director	August 10, 2016
/S/ DAVID F. DEVOE David F. DeVoe	Director	August 10, 2016
/S/ Viet Dinh Viet Dinh	Director	August 10, 2016
/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 10, 2016
/S/ JACQUES NASSER Jacques Nasser	Director	August 10, 2016
/S/ ROBERT SILBERMAN Robert Silberman	Director	August 10, 2016
/S/ TIDJANE THIAM Tidjane Thiam	Director	August 10, 2016
/S/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director	August 10, 2016

EXHIBIT INDEX

Number	Description

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

4.33

Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and Officer’s Certificate of the Registrant relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

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

4.40

Form of Notes representing $400 million principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of 21st Century Fox America, Inc. (formerly known as News America Incorporated) on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.41

Form of Notes representing $600 million principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of 21st Century Fox America, Inc. (formerly known as News America Incorporated) on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

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

4.45

Form of Notes representing $300,000,000 principal amount of 4.00% Senior Notes due 2023, dated September 30, 2013. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

4.46

Form of Notes representing $700,000,000 principal amount of 5.40% Senior Notes due 2043, dated September 30, 2013. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

4.47

Form of Notes representing $600,000,000 principal amount of 3.700% Senior Notes due 2024, dated September 15, 2014. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

4.48

Form of Notes representing $600,000,000 principal amount of 4.750% Senior Notes due 2044, dated September 15, 2014. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

4.49

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

4.50

Form of Notes representing $600,000,000 principal amount of 3.700% Senior Notes due 2025, dated October 21, 2015. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of 21st Century Fox America, Inc. on Form S-4 (File No. 333-208143) filed with the Securities and Exchange Commission on November 20, 2015.)

4.51

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

10.7

Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.8

Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.9

Letter Agreement between the Registrant and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.10

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

10.13

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

10.15

Amendment, dated June 11, 2012, to the Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 14, 2012.) ±

10.16

Letter Agreement, effective as of June 9, 2014, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.24 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2014.) ±

10.17

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

10.19

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

10.20

Form of Voting Agreement by and between the Registrant and the Murdoch Family Interests, dated April 18, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

10.21

Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

10.22

Employment Agreement, effective as of July 1, 2013, between News America Incorporated and John P. Nallen. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.23

Letter Agreement, dated September 26, 2014, between 21st Century Fox America, Inc. and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.) ±

10.24

Letter Agreement, dated November 14, 2014, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 5, 2015.) ±

10.25

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Lachlan K. Murdoch. (Incorporated by reference to Exhibit 10.33 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.) ±

10.26

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and James R. Murdoch. (Incorporated by reference to Exhibit 10.34 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.27

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.35 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.28

Consulting Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.36 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.29

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and John P. Nallen. (Incorporated by reference to Exhibit 10.37 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.30

Nomination Agreement dated September 28, 2015 by and among the ValueAct Group and Twenty-First Century Fox, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 29, 2015.)

10.31

Letter Agreement, dated December 14, 2015, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2016.) ±

10.32	Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units.*±
12.1	Ratio of Earnings to Fixed Charges. *
21	List of Subsidiaries. *
23.1	Consent of Ernst & Young LLP. *
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.