Form 10-Q
period 2016-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2016-11-02
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 28, 2016, 1,056,810,730 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2016	2015
Revenues	$6,506	$6,077
Operating expenses	(3,864)	(3,673)
Selling, general and administrative	(866)	(889)
Depreciation and amortization	(135)	(128)
Equity earnings of affiliates	35	35
Interest expense, net	(300)	(295)
Interest income	9	9
Other, net	(148)	(83)

Income from continuing operations before income tax expense	1,237	1,053
Income tax expense	(343)	(313)

Income from continuing operations	894	740
Loss from discontinued operations, net of tax	(6)	(3)

Net income	888	737
Less: Net income attributable to noncontrolling interests	(67)	(62)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$821	$675

Earnings per share data
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$827	$678

Weighted average shares:
Basic	1,861	2,009
Diluted	1,863	2,012

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.44	$0.34

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.44	$0.34

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2016	2015
Net income	$888	$737
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2	(66)
Cash flow hedges	8	4
Unrealized holding losses on securities	-	(4)
Benefit plan adjustments	9	4
Equity method investments	(59)	(87)

Other comprehensive loss, net of tax	(40)	(149)

Comprehensive income	848	588

Less: Net income attributable to noncontrolling interests(a)	(67)	(62)
Less: Other comprehensive income attributable to noncontrolling interests	(1)	-

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$780	$526

(a)

Net income attributable to noncontrolling interests includes $27 million and $28 million for the three months ended September 30, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2016	As of June 30, 2016
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$4,681	$4,424
Receivables, net	6,099	6,258
Inventories, net	3,300	3,291
Other	841	976

Total current assets	14,921	14,949

Non-current assets:
Receivables, net	465	389
Investments	3,912	3,863
Inventories, net	7,396	7,041
Property, plant and equipment, net	1,669	1,692
Intangible assets, net	6,715	6,777
Goodwill	12,739	12,733
Other non-current assets	809	749

Total assets	$48,626	$48,193

Liabilities and Equity:
Current liabilities:
Borrowings	$454	$427
Accounts payable, accrued expenses and other current liabilities	3,438	3,181
Participations, residuals and royalties payable	1,573	1,672
Program rights payable	1,345	1,283
Deferred revenue	612	505

Total current liabilities	7,422	7,068

Non-current liabilities:
Borrowings	19,034	19,126
Other liabilities	3,780	3,678
Deferred income taxes	2,782	2,888
Redeemable noncontrolling interests	553	552
Commitments and contingencies
Equity:
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,232	12,211
Retained earnings	3,741	3,575
Accumulated other comprehensive loss	(2,185)	(2,144)

Total Twenty-First Century Fox, Inc. stockholders' equity	13,807	13,661
Noncontrolling interests	1,248	1,220

Total equity	15,055	14,881

Total liabilities and equity	$48,626	$48,193

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,057,115,617 shares and 1,071,302,532 shares issued and outstanding, net of 123,687,371 treasury shares at par as of September 30, 2016 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of September 30, 2016 and June 30, 2016.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2016	2015
Operating activities:
Net income	$888	$737
Less: Loss from discontinued operations, net of tax	(6)	(3)

Income from continuing operations	894	740
Adjustments to reconcile income from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	135	128
Amortization of cable distribution investments	15	20
Equity-based compensation	42	86
Equity earnings of affiliates	(35)	(35)
Cash distributions received from affiliates	2	6
Other, net	148	83
CLT20 contract termination costs(a)	-	(420)
Deferred income taxes and other taxes	(12)	175
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	86	(144)
Inventories net of program rights payable	(343)	(516)
Accounts payable and accrued expenses	(51)	(332)
Other changes, net	99	(96)

Net cash provided by (used in) operating activities from continuing operations	980	(305)

Investing activities:
Property, plant and equipment	(53)	(34)
Investments in equity affiliates	(6)	(86)
Other investments	(63)	(163)

Net cash used in investing activities from continuing operations	(122)	(283)

Financing activities:
Borrowings	37	91
Repayment of borrowings	(105)	(119)
Repurchase of shares	(467)	(1,889)
Dividends paid and distributions	(54)	(56)
Other financing activities, net	(19)	8

Net cash used in financing activities from continuing operations	(608)	(1,965)

Net decrease in cash and cash equivalents from discontinued operations	(6)	(7)

Net increase (decrease) in cash and cash equivalents	244	(2,560)
Cash and cash equivalents, beginning of year	4,424	8,428
Exchange movement on cash balances	13	(38)

Cash and cash equivalents, end of period	$4,681	$5,830

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2016” in the 2016 Form 10-K as defined in Note 1 – Basis of Presentation.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following four segments: Cable Network Programming, Television, Filmed Entertainment and Other, Corporate and Eliminations.

The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the Securities and Exchange Commission (“SEC”) on August 11, 2016 (the “2016 Form 10-K”).

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

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from those estimates.

Certain fiscal 2016 amounts have been reclassified to conform to the fiscal 2017 presentation. Unless indicated otherwise, the information in the notes to the Unaudited Consolidated Financial Statements relates to the Company’s continuing operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis (See Note 6 – Borrowings).

Issued

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2016

See Note 3 – Acquisitions, Disposals and Other Transactions in the 2016 Form 10-K under the heading “Fiscal 2016”. The accounting for the National Geographic Partners and MAA Television Network transactions in Fiscal 2016 continue to be based on provisional amounts and the allocation of the excess purchase price is not final.

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Programming rights and other(a)	$6,601	$6,359
Filmed entertainment costs:
Films:
Released or completed	1,562	1,569
In production	789	825
In development or preproduction	236	196
	-
	2,587	2,590

Television productions:
Released	931	1,067
In production, development or preproduction	577	316

	1,508	1,383

Total filmed entertainment costs, less accumulated amortization(b)	4,095	3,973

Total inventories, net	10,696	10,332
Less: current portion of inventories, net(c)	(3,300)	(3,291)

Total non-current inventories, net	$7,396	$7,041

(a)	Other includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $265 million and $273 million of net intangible film library costs as of September 30, 2016 and June 30, 2016, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of September 30, 2016 and June 30, 2016 was comprised of programming rights ($3,198 million and $3,212 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of September 30, 2016	As of September 30, 2016	As of June 30, 2016
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$3,024	$2,972
Endemol Shine Group(b)	Global multi-platform content provider	50%	414	445
Other investments		various	474	446

Total investments			$3,912	$3,863

(a)

The Company’s investment in Sky plc (“Sky”) had a market value of $7.8 billion as of September 30, 2016 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value).

(b)	Equity method investment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hulu

In August 2016, Hulu, LLC (“Hulu”) issued a 10% equity interest to a new investor thereby diluting the Company’s ownership to 30%. For a period of up to 36 months, under certain limited circumstances, including those arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. As a result of these conditions, the Company will record a gain on the dilution of its ownership interest upon resolution of the contingency. The Company will continue to account for its interest in Hulu as an equity method investment.

NOTE 5. FAIR VALUE

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis. As of September 30, 2016 and June 30, 2016, there were no assets or liabilities in the Level 1 category.

	Fair value measurements
	As of September 30, 2016
Description	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$3	$3	$-
Liabilities
Derivatives(a)	(35)	(35)	-
Contingent consideration(b)	(3)	-	(3)
Redeemable noncontrolling interests(c)	(553)	-	(553)

Total	$(588)	$(32)	$(556)

	As of June 30, 2016
Description	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$6	$6	$-
Liabilities
Derivatives(a)	(50)	(50)	-
Contingent consideration(b)	(36)	-	(36)
Redeemable noncontrolling interests(c)	(552)	-	(552)

Total	$(632)	$(44)	$(588)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
(b)	Represents contingent consideration related to past acquisitions.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of September 30, 2016, one minority shareholder’s put right will become exercisable in March 2017 and one minority shareholder’s put right will become exercisable in July 2017. The remaining redeemable noncontrolling interests are currently not exercisable.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Borrowings

Fair value	$23,977	$23,986

Carrying value	$19,488	$19,553

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming.

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Cash flow hedges

Notional amount	$280	$409

Fair value	$(19)	$(25)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next three years.

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Economic hedges

Notional amount	$84	$44

Fair value	$-	$-

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Cash flow hedges

Notional amount	$695	$701

Fair value	$(13)	$(19)

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

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

Description	As of September 30, 2016	As of June 30, 2016
	(in millions)
Bank loans	$1,378	$1,446
Public debt
- Predecessor indentures	10,579	10,579
- Senior notes issued under August 2009 indenture	7,700	7,700

Total public debt	18,279	18,279

Total principal amount	19,657	19,725
Less: unamortized discount and debt issuance costs(a)	(169)	(172)
Total borrowings	19,488	19,553
Less: current borrowings	(454)	(427)

Non-current borrowings	$19,034	$19,126

(a)	The adoption of ASU 2015-03 resulted in a $172 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheet as of June 30, 2016.

Current Borrowings

Included in Borrowings within Current liabilities as of September 30, 2016 was $400 million of 8.00% Senior Notes which were retired in October 2016 and principal payments on the Yankees Entertainment and Sports Network term loan facility of $54 million that are due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ EQUITY

The following table summarizes changes in stockholders’ equity:

	For the three months ended September 30,
	2016				2015
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$13,661	$1,220		$14,881	$17,220	$966		$18,186
Net income	821	40	(a)	861	675	34	(a)	709
Other comprehensive (loss) income	(41)	1		(40)	(149)	-		(149)
Cancellation of shares, net	(390)	-		(390)	(1,826)	-		(1,826)
Dividends declared	(335)	-		(335)	(299)	-		(299)
Other	91	(13)	(b)	78	(340)	(26)	(b)	(366)

Balance, end of period	$13,807	$1,248		$15,055	$15,281	$974		$16,255

(a)

Net income attributable to noncontrolling interests excludes $27 million and $28 million for the three months ended September 30, 2016 and 2015, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(26) million and $(33) million for the three months ended September 30, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, losses and gains on cash flow hedges, unrealized holding gains and losses on securities, benefit plan adjustments and the Company’s share of other comprehensive income of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended September 30,
	2016			2015
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$2	$-	$2	$(67)	$1	$(66)

Other comprehensive income (loss)	$2	$-	$2	$(67)	$1	$(66)
Cash flow hedges
Unrealized gains	$11	$(4)	$7	$1	$-	$1
Amount reclassified on hedging activity(a)	2	(1)	1	3	-	3

Other comprehensive income	$13	$(5)	$8	$4	$-	$4
Losses on securities
Amount reclassified on sale of securities(b)	$-	$-	$-	$(7)	$3	$(4)

Other comprehensive loss	$-	$-	$-	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$-	$-	$-	$(2)	$-	$(2)
Reclassification adjustments realized in net income(c)	14	(5)	9	9	(3)	6

Other comprehensive income	$14	$(5)	$9	$7	$(3)	$4
Equity method investments
Unrealized losses and reclassifications	$(67)	$8	$(59)	$(102)	$15	$(87)

Other comprehensive loss	$(67)	$8	$(59)	$(102)	$15	$(87)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (See Note 5 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to gains and losses on securities are included in Other, net in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended September 30,
	2016	2015
	(in millions)
Income from continuing operations	$894	$740
Less: Net income attributable to noncontrolling interests	(67)	(62)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$827	$678

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016, the Board authorized the repurchase of an additional $3 billion of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which this buyback authorization is expected to be completed. The program may be modified, extended, suspended or discontinued at any time.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, the Company’s remaining buyback authorization was approximately $3.2 billion representing approximately $240 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2016	2015
Cash dividend per share	$0.180	$0.150

The Company declared a dividend of $0.180 per share on both the Class A Common Stock and Class B Common Stock in the three months ended September 30, 2016, which was paid in October 2016 to stockholders of record on September 14, 2016.

Elimination of Suspension of Voting Rights Affecting Non-U.S. Stockholders

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. In order to maintain compliance with U.S. law, the Company had suspended 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. In August 2016, the Company eliminated the suspension of voting rights of shares of Class B Common Stock and remains in compliance with applicable U.S. law. On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. As a result of the elimination of the suspension, and unless a suspension of voting rights of the Class B Common Stock is reinstated, the voting rights of the Murdoch Family Interests will no longer be limited in accordance with the agreement. The Company will continue to monitor the Company’s foreign ownership based on its assessment of the information reasonably available to it.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended September 30,
	2016	2015
	(in millions)
Equity-based compensation	$42	$90

Intrinsic value of all settled equity-based awards	$69	$190

Tax benefit on vested equity-based awards	$25	$69

As of September 30, 2016, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $200 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2016, approximately 6.1 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the three months ended September 30, 2015, approximately 6.1 million PSUs were granted and approximately 5.9 million PSUs vested.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2016 have not changed significantly from disclosures included in the 2016 Form 10-K.

Contingent Guarantees

The Company’s contingent guarantees as of September 30, 2016 have not changed significantly from disclosures included in the 2016 Form 10-K. In addition, the Company is party to a capital funding agreement related to Hulu (See Note 4 – Investments under the heading “Hulu”).

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants have opposed. On September 21, 2016, the court denied the motion for reconsideration and on October 21, 2016, plaintiffs’ time to appeal expired and the case was closed.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SEGMENT INFORMATION

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following four segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors in the U.S. and internationally.

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), 9 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”), one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

	For the three months ended September 30,
	2016	2015
	(in millions)
Revenues:
Cable Network Programming	$3,810	$3,464
Television	1,038	1,049
Filmed Entertainment	1,907	1,785
Other, Corporate and Eliminations	(249)	(221)

Total revenues	$6,506	$6,077
Segment OIBDA:
Cable Network Programming	$1,384	$1,306
Television	191	196
Filmed Entertainment	311	149
Other, Corporate and Eliminations	(95)	(116)

Total Segment OIBDA	$1,791	$1,535

Amortization of cable distribution investments	(15)	(20)
Depreciation and amortization	(135)	(128)
Equity earnings of affiliates	35	35
Interest expense, net	(300)	(295)
Interest income	9	9
Other, net	(148)	(83)

Income from continuing operations before income tax expense	1,237	1,053
Income tax expense	(343)	(313)

Income from continuing operations	894	740
Loss from discontinued operations, net of tax	(6)	(3)

Net income	888	737
Less: Net income attributable to noncontrolling interests	(67)	(62)

Net income attributable to Twenty-First Century Fox stockholders	$821	$675

Intersegment revenues, generated by the Filmed Entertainment segment, of $233 million and $170 million for the three months ended September 30, 2016 and 2015, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended September 30,
	2016	2015
	(in millions)
Depreciation and amortization:
Cable Network Programming	$82	$74
Television	29	30
Filmed Entertainment	20	20
Other, Corporate and Eliminations	4	4

Total depreciation and amortization	$135	$128

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization includes the amortization of definite lived intangible assets of $66 million and $59 million for the three months ended September 30, 2016 and 2015, respectively.

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Assets:
Cable Network Programming	$24,995	$24,974
Television	7,249	6,959
Filmed Entertainment	9,826	9,579
Other, Corporate and Eliminations	2,644	2,818
Investments	3,912	3,863

Total assets	$48,626	$48,193

Revenues by Component

	For the three months ended September 30,
	2016	2015
	(in millions)
Revenues:
Affiliate fees	$2,923	$2,686
Advertising	1,591	1,599
Content	1,869	1,725
Other	123	67

Total revenues	$6,506	$6,077

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Other, net

For the three months ended September 30, 2016, the Company recorded a loss of $148 million in Other, net, comprised of approximately $110 million of costs in connection with management and employee transitions and restructuring at several of the Company’s business units and approximately $35 million of costs related to settlements of pending and potential litigations following the July 2016 resignation of the Chairman and CEO of Fox News Channel after a public complaint was filed containing allegations of sexual harassment.

For the three months ended September 30, 2015, the Company recorded a loss of $83 million in Other, net primarily due to the revision of a contingency estimate related to a past acquisition.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of September 30, 2016 and June 30, 2016 were $499 million and $576 million, respectively.

Supplemental Cash Flows Information

	For the three months ended September 30,
	2016	2015
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(95)	$(89)

Cash paid for interest	$(292)	$(292)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR INFORMATION

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$6,506	$-	$6,506
Expenses	(89)	-	(4,776)	-	(4,865)
Equity (losses) earnings of affiliates	(1)	-	36	-	35
Interest expense, net	(412)	(188)	(19)	319	(300)
Interest income	1	-	327	(319)	9
Earnings from subsidiary entities	1,615	1,015	-	(2,630)	-
Other, net	(74)	-	(74)	-	(148)

Income from continuing operations before income tax expense	1,040	827	2,000	(2,630)	1,237
Income tax expense	(288)	-	(554)	499	(343)

Income from continuing operations	752	827	1,446	(2,131)	894
Loss from discontinued operations, net of tax	-	(6)	-	-	(6)

Net income	752	821	1,446	(2,131)	888
Less: Net income attributable to noncontrolling interests	-	-	(67)	-	(67)

Net income attributable to Twenty-First Century Fox stockholders	$752	$821	$1,379	$(2,131)	$821

Comprehensive income attributable to Twenty-First Century Fox stockholders	$668	$780	$1,360	$(2,028)	$780

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$510	$2,240	$1,931	$-	$4,681
Receivables, net	23	-	6,077	(1)	6,099
Inventories, net	-	-	3,300	-	3,300
Other	45	-	796	-	841

Total current assets	578	2,240	12,104	(1)	14,921

Non-current assets:
Receivables, net	15	-	450	-	465
Inventories, net	-	-	7,396	-	7,396
Property, plant and equipment, net	212	-	1,457	-	1,669
Intangible assets, net	-	-	6,715	-	6,715
Goodwill	-	-	12,739	-	12,739
Other non-current assets	239	-	570	-	809
Investments:
Investments in associated companies and other investments	165	37	3,710	-	3,912
Intragroup investments	100,584	56,936	-	(157,520)	-

Total investments	100,749	56,973	3,710	(157,520)	3,912

TOTAL ASSETS	$101,793	$59,213	$45,141	$(157,521)	$48,626

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$400	$-	$54	$-	$454
Other current liabilities	482	426	6,061	(1)	6,968

Total current liabilities	882	426	6,115	(1)	7,422

Non-current liabilities:
Borrowings	17,715	-	1,319	-	19,034
Other non-current liabilities	619	-	5,943	-	6,562
Intercompany	38,350	44,980	(83,330)	-	-
Redeemable noncontrolling interests	-	-	553	-	553
Total equity	44,227	13,807	114,541	(157,520)	15,055

TOTAL LIABILITIES AND EQUITY	$101,793	$59,213	$45,141	$(157,521)	$48,626

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$661	$2,019	$1,744	$-	$4,424
Receivables, net	20	-	6,239	(1)	6,258
Inventories, net	-	-	3,291	-	3,291
Other	13	-	963	-	976

Total current assets	694	2,019	12,237	(1)	14,949

Non-current assets:
Receivables, net	15	-	374	-	389
Inventories, net	-	-	7,041	-	7,041
Property, plant and equipment, net	213	-	1,479	-	1,692
Intangible assets, net	-	-	6,777	-	6,777
Goodwill	-	-	12,733	-	12,733
Other non-current assets	235	-	514	-	749
Investments:
Investments in associated companies and other investments	137	37	3,689	-	3,863
Intragroup investments	98,965	55,895	-	(154,860)	-

Total investments	99,102	55,932	3,689	(154,860)	3,863

TOTAL ASSETS	$100,259	$57,951	$44,844	$(154,861)	$48,193

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$400	$-	$27	$-	$427
Other current liabilities	489	144	6,009	(1)	6,641

Total current liabilities	889	144	6,036	(1)	7,068

Non-current liabilities:
Borrowings	17,712	-	1,414	-	19,126
Other non-current liabilities	605	-	5,961	-	6,566
Intercompany	37,838	44,146	(81,984)	-	-
Redeemable noncontrolling interests	-	-	552	-	552
Total equity	43,215	13,661	112,865	(154,860)	14,881

TOTAL LIABILITIES AND EQUITY	$100,259	$57,951	$44,844	$(154,861)	$48,193

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(114)	$708	$386	$-	$980

Investing activities:
Property, plant and equipment	(3)	-	(50)	-	(53)
Investments	(28)	-	(41)	-	(69)

Net cash used in investing activities from continuing operations	(31)	-	(91)	-	(122)

Financing activities:
Borrowings	-	-	37	-	37
Repayment of borrowings	-	-	(105)	-	(105)
Repurchase of shares	-	(467)	-	-	(467)
Dividends paid and distributions	-	-	(54)	-	(54)
Other financing activities, net	-	(20)	1	-	(19)

Net cash used in financing activities from continuing operations	-	(487)	(121)	-	(608)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(6)	-	-	-	(6)

Net (decrease) increase in cash and cash equivalents	(151)	221	174	-	244
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	13	-	13

Cash and cash equivalents, end of period	$510	$2,240	$1,931	$-	$4,681

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$162	$(202)	$(265)	$-	$(305)

Investing activities:
Property, plant and equipment	(2)	-	(32)	-	(34)
Investments	(156)	(2)	(91)	-	(249)

Net cash used in investing activities from continuing operations	(158)	(2)	(123)	-	(283)

Financing activities:
Borrowings	-	-	91	-	91
Repayment of borrowings	-	-	(119)	-	(119)
Repurchase of shares	-	(1,889)	-	-	(1,889)
Dividends paid and distributions	-	-	(56)	-	(56)
Other financing activities, net	-	11	(3)	-	8

Net cash used in financing activities from continuing operations	-	(1,878)	(87)	-	(1,965)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(7)	-	-	-	(7)

Net decrease in cash and cash equivalents	(3)	(2,082)	(475)	-	(2,560)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(38)	-	(38)

Cash and cash equivalents, end of period	$764	$3,831	$1,235	$-	$5,830

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the SEC on August 11, 2016 (the “2016 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2016 and 2015. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2016 and 2015, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2016 versus the three months ended September 30, 2015

The following table sets forth the Company’s operating results for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

	For the three months ended September 30,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,923	$2,686	9%
Advertising	1,591	1,599	(1)%
Content	1,869	1,725	8%
Other	123	67	84%

Total revenues	6,506	6,077	7%
Operating expenses	(3,864)	(3,673)	5%
Selling, general and administrative	(866)	(889)	(3)%
Depreciation and amortization	(135)	(128)	5%
Equity earnings of affiliates	35	35	-
Interest expense, net	(300)	(295)	2%
Interest income	9	9	-
Other, net	(148)	(83)	(78)%

Income from continuing operations before income tax expense	1,237	1,053	17%
Income tax expense	(343)	(313)	10%

Income from continuing operations	894	740	21%
Loss from discontinued operations, net of tax	(6)	(3)	100%

Net income	888	737	20%
Less: Net income attributable to noncontrolling interests	(67)	(62)	8%

Net income attributable to Twenty-First Century Fox stockholders	$821	$675	22%

Overview – The Company’s revenues increased 7% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to higher affiliate fee and content revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across most channels, and the increase in content revenue was led by higher subscription video-on-demand (“SVOD”) revenue from television productions. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $80 million for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016.

Operating expenses increased 5% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to higher operating expenses at the Cable Network Programming segment as a result of the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 3 – Acquisitions, Disposals and Other Transactions in the 2016 Form 10-K under the heading “National Geographic Partners”) and higher sports programming rights amortization.

Selling, general and administrative expenses decreased 3% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to lower compensation expense.

Equity earnings of affiliates – Equity earnings of affiliates remained constant for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, as improved results at Endemol Shine Group and Tata Sky Limited were offset by lower equity earnings for Sky plc (“Sky”) and higher losses at Hulu, LLC (“Hulu”). The decrease in equity earnings from Sky was a result of the strengthening of the U.S. dollar against the Pound Sterling.

	For the three months ended September 30,
	2016	2015	% Change
	(in millions, except %)
Sky	$97	$110	(12)%
Other equity affiliates	(62)	(75)	17%

Equity earnings of affiliates	$35	$35	-

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three months ended September 30, 2016 was 28%, which was lower than the statutory rate of 35% primarily due to a 4% benefit related to the Company’s foreign operations and a 3% benefit from domestic production activities and other items.

The Company’s effective income tax rate for the three months ended September 30, 2015 was 30%, which was lower than the statutory rate of 35% primarily due to a 2% benefit from foreign tax credits related to the Company’s foreign operations and permanent items.

Net income – Net income increased for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to higher operating results partially offset by an increase in restructuring costs related to management and employee transitions at several of the Company’s business units (See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

	For the three months ended September 30,
	2016	2015	% Change
	(in millions, except %)
Revenues	$6,506	$6,077	7%
Operating expenses	(3,864)	(3,673)	5%
Selling, general and administrative	(866)	(889)	(3)%
Amortization of cable distribution investments	15	20	(25)%

Total Segment OIBDA	1,791	1,535	17%
Amortization of cable distribution investments	(15)	(20)	(25)%
Depreciation and amortization	(135)	(128)	5%
Equity earnings of affiliates	35	35	-
Interest expense, net	(300)	(295)	2%
Interest income	9	9	-
Other, net	(148)	(83)	(78)%

Income from continuing operations before income tax expense	$1,237	$1,053	17%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

	For the three months ended September 30,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,810	$3,464	10%
Television	1,038	1,049	(1)%
Filmed Entertainment	1,907	1,785	7%
Other, Corporate and Eliminations	(249)	(221)	(13)%

Total revenues	$6,506	$6,077	7%

	For the three months ended September 30,
	2016	2015	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,384	$1,306	6%
Television	191	196	(3)%
Filmed Entertainment	311	149	**
Other, Corporate and Eliminations	(95)	(116)	18%

Total Segment OIBDA	$1,791	$1,535	17%

**	not meaningful

Cable Network Programming (59% and 57% of the Company’s consolidated revenues in the first three months of fiscal 2017 and 2016, respectively)

For the three months ended September 30, 2016, revenues at the Cable Network Programming segment increased $346 million, or 10%, as compared to the corresponding period of fiscal 2016, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended September 30, 2016 % Increase
	Domestic	International	Total Segment
Affiliate fees	8%	8%	8%
Advertising	6%	6%	6%
Content and other	63%	29%	52%
Total revenue	10%	9%	10%

These revenue increases are net of a decrease of approximately $65 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016.

For the three months ended September 30, 2016, Segment OIBDA at the Cable Network Programming segment increased $78 million, or 6%, as compared to the corresponding period of fiscal 2016, primarily due to the revenue increases noted above partially offset by increased expenses of $268 million, or 12%. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $30 million for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016. For the three months ended September 30, 2016, revenues and expenses related to the NGS Media Business were approximately $85 million.

Domestic Channels

For the three months ended September 30, 2016, domestic affiliate fee revenue increased primarily due to higher average rates per subscriber led by the Regional Sports Networks (“RSNs”), FX Networks and Fox News Channel (“Fox News”) partially offset by lower average subscribers. Also contributing to the increase was Fox Sports 1 (“FS1”) due to higher average rates per subscriber and higher average subscribers. For the three months ended September 30, 2016, domestic advertising revenue increased primarily due to higher pricing and ratings at Fox News. The increase in domestic content and other revenues for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to the effect of the acquisition of the NGS Media Business.

Domestic channels OIBDA increased 9%, as compared to the corresponding period of fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased by approximately $130 million, for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to the acquisition of the NGS Media Business and higher programming costs, including increased Major League Baseball (“MLB”) rights amortization at the RSNs and higher entertainment programming amortization at FX Networks.

International Channels

For the three months ended September 30, 2016, international affiliate fee revenue increased as a result of 16% local currency growth, led by additional subscribers, higher rates and new channels in Latin America and Europe at Fox Networks Group International (“FNGI”) and increases at STAR India (“STAR”), partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three months ended September 30, 2016, international advertising revenue increased as a result of 11% local currency growth, led by the broadcast of the Rio Olympics in fiscal 2017 at FNGI and STAR and higher volume and pricing at STAR’s general entertainment and sports channels, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. The increase in international content and other revenues for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to higher network and syndication sales in Latin America and Europe at FNGI.

International channels OIBDA decreased 7%, as compared to the corresponding period of fiscal 2016, primarily due to the local currency revenue increases noted above being more than offset by higher expenses and the adverse impact of the strengthening of the U.S. dollar against local currencies. Operating expenses increased by approximately $110 million, for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to the broadcast of the Rio Olympics in fiscal 2017 and increased sports programming rights amortization, including soccer rights at FNGI and cricket rights at STAR.

Television (16% and 17% of the Company’s consolidated revenues in the first three months of fiscal 2017 and 2016, respectively)

For the three months ended September 30, 2016, revenues at the Television segment remained relatively constant, as compared to the corresponding period of fiscal 2016, primarily due to higher affiliate fee and content revenues offset by lower advertising revenue. Affiliate fee revenue increased 18% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, as a result of higher retransmission consent rates, and content and other revenues increased 55% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily as a result of higher SVOD revenue at FOX. Advertising revenue decreased 11% for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to lower local advertising resulting from the broadcast of the Rio Olympics on a competitor network, the absence of the Emmy Awards and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup events and lower general entertainment ratings at FOX. Partially offsetting these decreases was higher political advertising revenue primarily related to the 2016 presidential election.

For the three months ended September 30, 2016, Segment OIBDA and expenses at the Television segment remained relatively constant, as compared to the corresponding period of fiscal 2016. Operating expenses remained relatively constant primarily due to the absence of the broadcast of the Emmy Awards and lower advertising and promotion costs for new and returning series offset by higher sports programming rights amortization at FOX, including the National Football League (“NFL”) and MLB rights.

Filmed Entertainment (29% of the Company’s consolidated revenues in the first three months of fiscal 2017 and 2016)

For the three months ended September 30, 2016, revenues at the Filmed Entertainment segment increased $122 million, or 7%, as compared to the corresponding period of fiscal 2016, primarily due to higher SVOD revenue from television productions, led by the licensing of Homeland to Hulu, and higher worldwide theatrical revenue partially offset by lower home entertainment revenue from motion picture productions. For the three months ended September 30, 2016, revenues included the worldwide theatrical performance of Ice Age: Collision Course and Independence Day: Resurgence, as compared to the corresponding period of fiscal 2016, which included the worldwide theatrical releases of Maze Runner: The Scorch Trials and Fantastic Four and the home entertainment release of Home.

For the three months ended September 30, 2016, Segment OIBDA at the Filmed Entertainment segment increased $162 million due to the revenue increases noted above and lower expenses of $40 million, or 2%, as compared to the corresponding period of fiscal 2016. Operating expenses decreased by approximately $20 million for the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily due to lower marketing costs due to the mix of theatrical and home entertainment releases in the current quarter compared to the prior year partially offset by higher production amortization and participation costs related to television productions.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2016, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by (used in) operating activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash provided by (used in) operating activities from continuing operations	$980	$(305)

The change in net cash provided by (used in) operating activities during the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, primarily reflects the absence of the CLT20 contract termination costs (See Note 5 – Restructuring Programs in the 2016 Form 10-K under the heading “Fiscal 2016”), higher worldwide theatrical receipts at the Filmed Entertainment segment and lower sports rights payments at the Cable Network Programming segment.

Net cash used in investing activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash used in investing activities from continuing operations	$(122)	$(283)

The decrease in net cash used in investing activities during the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to lower cash used for investments.

Net cash used in financing activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash used in financing activities from continuing operations	$(608)	$(1,965)

The decrease in net cash used in financing activities during the three months ended September 30, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to less cash used for share repurchases.

Stock Repurchase Program

See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the three months ended September 30, 2016 and 2015.

	For the three months ended September 30,
	2016	2015
	(in millions)
Borrowings:
Bank loans(a)	$37	$91

Total borrowings	$37	$91

Repayment of borrowings:
Bank loans(a)	$(105)	$(119)
	-
Total repayment of borrowings	$(105)	$(119)

(a)

The fiscal 2017 borrowings and repayments were related to the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2016 activity includes $91 million in borrowings and $108 million in repayments under the YES Network secured revolving credit facility.

Senior Notes Retired

See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Current Borrowings”.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of September 30, 2016.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

Revolving Credit Agreement

See Note 11 – Borrowings in the 2016 Form 10-K under the heading “Revolving Credit Agreement”.

Commitments, Contingent Guarantees and Contingencies

See Note 9 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Commitments”, “Contingent Guarantees” and “Contingencies”.

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

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$171	$152
Foreign currency sales	193	301

Aggregate notional amount	$364	$453

Notional Amount (Hedge type)
Cash flow hedges	$280	$409
Economic hedges	84	44

Aggregate notional amount	$364	$453

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(19)	$(25)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(2)	$(15)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.3 billion of outstanding fixed-rate debt and, at the Yankees Entertainment and Sports Network, approximately $1.4 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs. As of September 30, 2016, the notional amount of interest rate swap contracts outstanding was $695 million and the fair value of the interest rate swap contracts outstanding was a liability of $13 million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2016, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability	$(23,990)	$(24,005)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(793)	$(805)

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of common stock investments	$7,804	$7,596

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(780)	$(760)

(a)

A hypothetical decrease would not result in a material before tax adjustment recognized in the Unaudited Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

Concentrations of Credit Risk

See Note 5 – Fair Value to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Concentrations of Credit Risk”.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants have opposed. On September 21, 2016, the court denied the motion for reconsideration and on October 21, 2016, plaintiffs’ time to appeal expired and the case was closed.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, the Company had suspended 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. In August 2016, the Company eliminated the suspension of voting rights of shares of Class B Common Stock and remains in compliance with applicable U.S. law. The Company continues to monitor its foreign ownership based on its assessment of the information reasonably available to it, but it is not able to predict whether it will need to reinstate the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

The Company’s Board of Directors (the “Board”) has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016, the Board authorized the repurchase of an additional $3 billion of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which this buyback authorization is expected to be completed. The program may be modified, extended, suspended or discontinued at any time.

As of September 30, 2016, the Company’s remaining buyback authorization was approximately $3.2 billion representing approximately $240 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the three months ended September 30, 2016:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
July	7,295,334	$27.41	$200
August	4,774,508	25.55	122
September	3,648,680	24.12	88

Total	15,718,522		$410

The Company did not repurchase any of its Class B Common Stock during the three months ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and June 30, 2016 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 2, 2016