Form 10-Q
period 2016-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2017-02-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 3, 2017, 1,052,313,784 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Revenues	$7,682	$7,375	$14,188	$13,452
Operating expenses	(4,845)	(4,757)	(8,709)	(8,430)
Selling, general and administrative	(859)	(903)	(1,725)	(1,792)
Depreciation and amortization	(135)	(130)	(270)	(258)
Equity (losses) earnings of affiliates	(41)	12	(6)	47
Interest expense, net	(299)	(298)	(599)	(593)
Interest income	9	7	18	16
Other, net	(127)	(142)	(275)	(225)

Income from continuing operations before income tax expense	1,385	1,164	2,622	2,217
Income tax expense	(448)	(414)	(791)	(727)

Income from continuing operations	937	750	1,831	1,490
Loss from discontinued operations, net of tax	(1)	(2)	(7)	(5)

Net income	936	748	1,824	1,485
Less: Net income attributable to noncontrolling interests	(80)	(76)	(147)	(138)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$856	$672	$1,677	$1,347

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$857	$674	$1,684	$1,352

Weighted average shares
Basic	1,853	1,958	1,857	1,983
Diluted	1,854	1,958	1,858	1,985

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.46	$0.34	$0.91	$0.68

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.46	$0.34	$0.90	$0.68

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Net income	$936	$748	$1,824	$1,485
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(153)	(99)	(151)	(165)
Cash flow hedges	5	12	13	16
Unrealized holding losses on securities	-	-	-	(4)
Benefit plan adjustments	34	6	43	10
Equity method investments	(104)	(139)	(163)	(226)

Other comprehensive loss, net of tax	(218)	(220)	(258)	(369)

Comprehensive income	718	528	1,566	1,116

Less: Net income attributable to noncontrolling interests(a)	(80)	(76)	(147)	(138)
Less: Other comprehensive loss attributable to noncontrolling interests	21	-	20	-

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$659	$452	$1,439	$978

(a)

Net income attributable to noncontrolling interests includes $43 million and $32 million for the three months ended December 31, 2016 and 2015, respectively, and $70 million and $60 million for the six months ended December 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2016	As of June 30, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,530	$4,424
Receivables, net	6,983	6,258
Inventories, net	3,507	3,291
Other	685	976

Total current assets	15,705	14,949

Non-current assets
Receivables, net	490	389
Investments	3,616	3,863
Inventories, net	7,572	7,041
Property, plant and equipment, net	1,657	1,692
Intangible assets, net	6,635	6,777
Goodwill	12,720	12,733
Other non-current assets	812	749

Total assets	$49,207	$48,193

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$80	$427
Accounts payable, accrued expenses and other current liabilities	3,156	3,181
Participations, residuals and royalties payable	1,613	1,672
Program rights payable	1,278	1,283
Deferred revenue	622	505

Total current liabilities	6,749	7,068

Non-current liabilities
Borrowings	19,813	19,126
Other liabilities	3,803	3,678
Deferred income taxes	2,709	2,888
Redeemable noncontrolling interests	578	552
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,224	12,211
Retained earnings	4,479	3,575
Accumulated other comprehensive loss	(2,382)	(2,144)

Total Twenty-First Century Fox, Inc. stockholders' equity	14,340	13,661
Noncontrolling interests	1,215	1,220

Total equity	15,555	14,881

Total liabilities and equity	$49,207	$48,193

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,052,313,784 shares and 1,071,302,532 shares issued and outstanding, net of 123,687,371 treasury shares at par as of December 31, 2016 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of December 31, 2016 and June 30, 2016.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,824	$1,485
Less: Loss from discontinued operations, net of tax	(7)	(5)

Income from continuing operations	1,831	1,490
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	270	258
Amortization of cable distribution investments	31	35
Equity-based compensation	62	119
Equity losses (earnings) of affiliates	6	(47)
Cash distributions received from affiliates	184	219
Other, net	275	225
CLT20 contract termination costs(a)	-	(420)
Deferred income taxes and other taxes	(71)	179
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(874)	(923)
Inventories net of program rights payable	(803)	(792)
Accounts payable and accrued expenses	91	30
Other changes, net	221	(141)

Net cash provided by operating activities from continuing operations	1,223	232

INVESTING ACTIVITIES
Property, plant and equipment	(117)	(92)
Acquisitions, net of cash acquired	-	(908)
Investments in equity affiliates	(7)	(86)
Other investments	(126)	(214)

Net cash used in investing activities from continuing operations	(250)	(1,300)

FINANCING ACTIVITIES
Borrowings	879	1,124
Repayment of borrowings	(546)	(439)
Repurchase of shares	(619)	(3,202)
Dividends paid and distributions	(481)	(419)
Other financing activities, net	(44)	(51)

Net cash used in financing activities from continuing operations	(811)	(2,987)

Net decrease in cash and cash equivalents from discontinued operations	(15)	(10)

Net increase (decrease) in cash and cash equivalents	147	(4,065)
Cash and cash equivalents, beginning of year	4,424	8,428
Exchange movement on cash balances	(41)	(70)

Cash and cash equivalents, end of period	$4,530	$4,293

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2015” in the 2016 Form 10-K as defined in Note 1 – Basis of Presentation.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis (See Note 6 – Borrowings).

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under current GAAP, entities are required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2017-04 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

Fiscal 2017

Acquisitions

Sky

In December 2016, the Company announced that it has reached agreement with Sky plc (“Sky”), in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own at a price of £10.75 per Sky share (approximately $15 billion in the aggregate) (the “Proposed Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to recommend unanimously that unaffiliated Sky shareholders vote in favor of the Proposed Sky Acquisition. The Proposed Sky Acquisition is subject to customary closing conditions, including regulatory approvals and the approval of Sky’s shareholders, and is expected to close on or before December 31, 2017.

Also in December 2016, the Company entered into a co-operation agreement with Sky (the “Co-Operation Agreement”) pursuant to which the Company and Sky agreed to take certain steps to facilitate completion of the Proposed Sky Acquisition. The Co-Operation Agreement provides for a £200 million (approximately $250 million) break fee payable in cash by the Company in the event that regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement.

To provide financing in connection with the Proposed Sky Acquisition, the Company and 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $15 billion). Fees under the Bridge Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA will pay a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be LIBOR plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Proposed Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. Subsequent to December 31, 2016, the Company has purchased foreign currency exchange options to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition.

The Company believes that the Proposed Sky Acquisition will result in enhanced capabilities of the combined company which will be underpinned by a more geographically diverse and stable revenue base, and will create an improved balance between subscription, affiliate fee, advertising and content revenues.

Other

In February 2017, the Company announced that it anticipates receiving approximately $350 million in proceeds resulting from the Federal Communication Commission’s (“FCC”) recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by the Company during the auction to relinquish spectrum used by certain of its television stations. The Company anticipates it will receive the proceeds before December 31, 2017.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21CFA, and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, LLC (“National Geographic Partners”), to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively, the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The consideration transferred to NGS has been allocated as follows: approximately $510 million to indefinite-lived intangible assets related to the trademark license agreement, $105 million to intangible assets consisting primarily of subscriber relationships with useful lives of eight years, $60 million to goodwill on the transaction and other net assets of the NGS Media Business and $55 million to the additional interest in National Geographic Partners.

MAA Television Network

In December 2015, the Company acquired the entirety of the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $346 million in cash including payments toward non-compete agreements. The consideration transferred of approximately $285 million has been allocated, based on a valuation of MAA TV, as follows: approximately $90 million to intangible assets consisting of multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships with useful lives of 11 years, advertiser relationships with useful lives of eight years and the MAA TV trade name with a useful life of 10 years; and the balance representing the goodwill on the transaction.

For the fiscal 2016 transactions, the majority of the goodwill is tax deductible and reflects the synergies and increased market penetration expected from combining the operations of the NGS Media Business and MAA TV with the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Programming rights and other(a)	$6,827	$6,359
Filmed entertainment costs
Films
Released or completed	1,377	1,569
In production	1,000	825
In development or preproduction	253	196
	-
	2,630	2,590

Television productions
Released	1,013	1,067
In production, development or preproduction	609	316

	1,622	1,383

Total filmed entertainment costs, less accumulated amortization(b)	4,252	3,973

Total inventories, net	11,079	10,332
Less: current portion of inventories, net(c)	(3,507)	(3,291)

Total non-current inventories, net	$7,572	$7,041

(a)	Other includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $257 million and $273 million of net intangible film library costs as of December 31, 2016 and June 30, 2016, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of December 31, 2016 and June 30, 2016 was comprised of programming rights ($3,426 million and $3,212 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of December 31, 2016	As of December 31, 2016	As of June 30, 2016
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$2,788	$2,972
Endemol Shine Group(b)	Global multi-platform content provider	50%	361	445
Other investments		various	467	446

Total investments			$3,616	$3,863

(a)

The Company’s investment in Sky had a market value of $8.2 billion as of December 31, 2016 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value). The Company received dividends of approximately $170 million and $210 million from Sky for the six months ended December 31, 2016 and 2015, respectively. As part of the agreement for the Proposed Sky Acquisition, Sky will not pay any dividends in calendar year 2017 (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion of this investment).

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis. As of December 31, 2016 and June 30, 2016, there were no assets or liabilities in the Level 1 category.

	Fair value measurements
	As of December 31, 2016
	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$4	$4	$-
Other(b)	15	-	15
Liabilities
Derivatives(a)	(27)	(27)	-
Redeemable noncontrolling interests(c)	(578)	-	(578)

Total	$(586)	$(23)	$(563)

	As of June 30, 2016
	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$6	$6	$-
Liabilities
Derivatives(a)	(50)	(50)	-
Other(b)	(36)	-	(36)
Redeemable noncontrolling interests(c)	(552)	-	(552)

Total	$(632)	$(44)	$(588)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
(b)	Primarily relates to past acquisitions, including contingent consideration arrangements.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of December 31, 2016, one minority shareholder’s put right will become exercisable in March 2017 and one minority shareholder’s put right will become exercisable in July 2017. The remaining redeemable noncontrolling interests are currently not exercisable.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Borrowings

Fair value	$23,035	$23,986

Carrying value	$19,893	$19,553

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

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Cash Flow Hedges

Notional amount	$248	$409

Fair value	$(21)	$(25)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next two years.

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Economic Hedges

Notional amount	$39	$44

Fair value	$-	$-

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Cash Flow Hedges

Notional amount	$690	$701

Fair value	$(2)	$(19)

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

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2016, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Bank loans	$1,337	$1,446
Public debt
Predecessor indentures	10,179	10,579
Senior notes issued under August 2009 indenture	8,550	7,700

Total public debt	18,729	18,279

Total principal amount	20,066	19,725
Less: unamortized discount and debt issuance costs(a)	(173)	(172)
Total borrowings	19,893	19,553
Less: current borrowings	(80)	(427)

Non-current borrowings	$19,813	$19,126

(a)	The adoption of ASU 2015-03 resulted in a $172 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheet as of June 30, 2016.

Senior Notes Issued

In November 2016, 21CFA issued $450 million of 3.375% Senior Notes due 2026 and $400 million of 4.750% Senior Notes due 2046. The net proceeds of $842 million will be used for general corporate purposes.

Senior Notes Retired

In October 2016, the Company retired $400 million of 8.00% Senior Notes.

Current Borrowings

Included in Borrowings within Current liabilities as of December 31, 2016 are principal payments on the Yankees Entertainment and Sports Network term loan facility of $80 million that are due in the next 12 months.

Revolving Credit Agreement

In May 2015, 21CFA entered into a credit agreement (the “Credit Agreement”) among 21CFA as Borrower, the Company as Parent Guarantor, the lenders party thereto (the “Lenders”), the issuing banks party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The Credit Agreement, which was amended on December 22, 2016, provides a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.0 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”.

NOTE 7. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended December 31, 2016				For the six months ended December 31, 2016
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$13,807	$1,248		$15,055	$13,661	$1,220		$14,881
Net income	856	37	(a)	893	1,677	77	(a)	1,754
Other comprehensive loss	(197)	(21)		(218)	(238)	(20)		(258)
Cancellation of shares, net	(138)	-		(138)	(528)	-		(528)
Dividends declared	-	-		-	(335)	-		(335)
Other	12	(49)	(b)	(37)	103	(62)	(b)	41

Balance, end of period	$14,340	$1,215		$15,555	$14,340	$1,215		$15,555

	For the three months ended December 31, 2015				For the six months ended December 31, 2015
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$15,281	$974		$16,255	$17,220	$966		$18,186
Net income	672	44	(a)	716	1,347	78	(a)	1,425
Other comprehensive loss	(220)	-		(220)	(369)	-		(369)
Cancellation of shares, net	(1,331)	-		(1,331)	(3,157)	-		(3,157)
Dividends declared	-	-		-	(299)	-		(299)
Other	102	(27)	(b)	75	(238)	(53)	(b)	(291)
	-
Balance, end of period	$14,504	$991		$15,495	$14,504	$991		$15,495

(a)

Net income attributable to noncontrolling interests excludes $43 million and $32 million for the three months ended December 31, 2016 and 2015, respectively, and $70 million and $60 million for the six months ended December 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(18) million and $(31) million for the three months ended December 31, 2016 and 2015, respectively, and $(44) million and $(64) million for the six months ended December 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended December 31, 2016			For the six months ended December 31, 2016
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(153)	$-	$(153)	$(151)	$-	$(151)

Other comprehensive loss	$(153)	$-	$(153)	$(151)	$-	$(151)
Cash flow hedges
Unrealized gains	$2	$(1)	$1	$13	$(5)	$8
Amount reclassified on hedging activity(a)	5	(1)	4	7	(2)	5

Other comprehensive income	$7	$(2)	$5	$20	$(7)	$13
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$54	$(20)	$34	$68	$(25)	$43

Other comprehensive income	$54	$(20)	$34	$68	$(25)	$43
Equity method investments
Unrealized losses and reclassifications	$(156)	$52	$(104)	$(223)	$60	$(163)

Other comprehensive loss	$(156)	$52	$(104)	$(223)	$60	$(163)

	For the three months ended December 31, 2015			For the six months ended December 31, 2015
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(100)	$1	$(99)	$(167)	$2	$(165)

Other comprehensive loss	$(100)	$1	$(99)	$(167)	$2	$(165)
Cash flow hedges
Unrealized gains	$20	$(8)	$12	$21	$(8)	$13
Amount reclassified on hedging activity(a)	-	-	-	3	-	3

Other comprehensive income	$20	$(8)	$12	$24	$(8)	$16
Gains and losses on securities
Amount reclassified on sale of securities(c)	$-	$-	$-	$(7)	$3	$(4)

Other comprehensive loss	$-	$-	$-	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$-	$-	$-	$(2)	$-	$(2)
Reclassification adjustments realized in net income(b)	8	(2)	6	17	(5)	12

Other comprehensive income	$8	$(2)	$6	$15	$(5)	$10
Equity method investments
Unrealized losses and reclassifications	$(108)	$(31)	$(139)	$(210)	$(16)	$(226)

Other comprehensive loss	$(108)	$(31)	$(139)	$(210)	$(16)	$(226)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015 (See Note 5 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015.

(c)	Reclassifications of amounts related to gains and losses on securities are included in Other, net in the Unaudited Consolidated Statements of Operations for the six months ended December 31, 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Income from continuing operations	$937	$750	$1,831	$1,490
Less: Net income attributable to noncontrolling interests	(80)	(76)	(147)	(138)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$857	$674	$1,684	$1,352

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

As of December 31, 2016, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $110 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the six months ended December 31,
	2016	2015
Cash dividend per share	$0.18	$0.15

Subsequent to December 31, 2016, the Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock, which is payable on April 19, 2017. The record date for determining dividend entitlements is March 15, 2017.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Equity-based compensation	$20	$34	$62	$124

Intrinsic value of all settled equity-based awards	$-	$-	$69	$190

Tax benefit on vested equity-based awards	$-	$-	$25	$69

As of December 31, 2016, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $185 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the six months ended December 31, 2016, approximately 7.3 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the six months ended December 31, 2015, approximately 6.2 million PSUs were granted and approximately 5.9 million PSUs vested.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2016 and June 30, 2016 were approximately $81 billion and $84 billion, respectively. The decrease from June 30, 2016 was primarily due to payments related to sports programming rights. In addition, the Company has made an offer to purchase the fully diluted share capital of Sky which the Company does not already own (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”).

Contingent Guarantees

The Company’s contingent guarantees as of December 31, 2016 have not changed significantly from disclosures included in the 2016 Form 10-K. Included in the Company’s contingent guarantees as of December 31, 2016 and June 30, 2016 is $115 million of Hulu’s $338 million five-year term loan which is due in October 2017. In addition, the Company is party to a capital funding agreement related to Hulu (See Note 4 – Investments under the heading “Hulu”).

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants opposed. On September 21, 2016, the court denied the motion for reconsideration and on October 21, 2016, plaintiffs’ time to appeal expired and the case was closed.

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), nine are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”), one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

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

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenues
Cable Network Programming	$3,967	$3,703	$7,777	$7,167
Television	1,918	1,716	2,956	2,765
Filmed Entertainment	2,269	2,361	4,176	4,146
Other, Corporate and Eliminations	(472)	(405)	(721)	(626)

Total revenues	$7,682	$7,375	$14,188	$13,452
Segment OIBDA
Cable Network Programming	$1,330	$1,250	$2,714	$2,556
Television	376	279	567	475
Filmed Entertainment	389	302	700	451
Other, Corporate and Eliminations	(101)	(101)	(196)	(217)

Total Segment OIBDA	$1,994	$1,730	$3,785	$3,265

Amortization of cable distribution investments	(16)	(15)	(31)	(35)
Depreciation and amortization	(135)	(130)	(270)	(258)
Equity (losses) earnings of affiliates	(41)	12	(6)	47
Interest expense, net	(299)	(298)	(599)	(593)
Interest income	9	7	18	16
Other, net	(127)	(142)	(275)	(225)

Income from continuing operations before income tax expense	1,385	1,164	2,622	2,217
Income tax expense	(448)	(414)	(791)	(727)

Income from continuing operations	937	750	1,831	1,490
Loss from discontinued operations, net of tax	(1)	(2)	(7)	(5)

Net income	936	748	1,824	1,485
Less: Net income attributable to noncontrolling interests	(80)	(76)	(147)	(138)

Net income attributable to Twenty-First Century Fox stockholders	$856	$672	$1,677	$1,347

Intersegment revenues, generated by the Filmed Entertainment segment, of $445 million and $393 million for the three months ended December 31, 2016 and 2015, respectively, and of $678 million and $563 million for the six months ended December 31, 2016 and 2015, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Depreciation and amortization
Cable Network Programming	$83	$76	$165	$150
Television	28	29	57	59
Filmed Entertainment	20	20	40	40
Other, Corporate and Eliminations	4	5	8	9

Total depreciation and amortization	$135	$130	$270	$258

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization includes the amortization of definite lived intangible assets of $64 million and $59 million for the three months ended December 31, 2016 and 2015, respectively, and $130 million and $118 million for the six months ended December 31, 2016 and 2015, respectively.

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Assets
Cable Network Programming	$25,022	$24,974
Television	7,784	6,959
Filmed Entertainment	10,482	9,579
Other, Corporate and Eliminations	2,303	2,818
Investments	3,616	3,863

Total assets	$49,207	$48,193

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenues
Affiliate fees	$2,906	$2,696	$5,829	$5,382
Advertising	2,544	2,444	4,135	4,043
Content	2,032	2,033	3,901	3,758
Other	200	202	323	269

Total revenues	$7,682	$7,375	$14,188	$13,452

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Restructuring and other(a)	$(127)	$(44)	$(275)	$(126)
Investment impairment losses(b)	-	(98)	-	(99)

Total other, net	$(127)	$(142)	$(275)	$(225)

(a)

Restructuring and other, for the three and six months ended December 31, 2016, is comprised of approximately $80 million and $190 million, respectively, of costs in connection with management and employee transitions and restructuring at several of the Company’s business units and, for the six months ended December 31, 2016, approximately $35 million of costs related to settlements of pending and potential litigations following the July 2016 resignation of the Chairman and CEO of Fox News Channel after a public complaint was filed containing allegations of sexual harassment.

(b)	See Note 7 – Investments in the 2016 Form 10-K under the heading “Other” for further discussion.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of December 31, 2016 and June 30, 2016 were $678 million and $576 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information

	For the six months ended December 31,
	2016	2015
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(460)	$(511)

Cash paid for interest	$(597)	$(583)

Supplemental information on acquisitions and additional investments
Fair value of assets acquired	$-	$1,018
Cash acquired	-	8
Liabilities assumed	-	(110)
Cash paid	-	(916)

Fair value of equity instruments issued to third parties	-	-
Issuance of subsidiary common units	-	-

Fair value of equity instruments consideration	$-	$-

NOTE 12. SUPPLEMENTAL GUARANTOR INFORMATION

The Parent Guarantor presently guarantees the senior public indebtedness of 21CFA and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these Unaudited Consolidated Financial Statements (See Note 6 – Borrowings).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,682	$-	$7,682
Expenses	(76)	-	(5,763)	-	(5,839)
Equity losses of affiliates	-	-	(41)	-	(41)
Interest expense, net	(411)	(189)	(20)	321	(299)
Interest income	1	1	328	(321)	9
Earnings from subsidiary entities	1,860	1,045	-	(2,905)	-
Other, net	(85)	-	(42)	-	(127)

Income from continuing operations before income tax expense	1,289	857	2,144	(2,905)	1,385
Income tax expense	(414)	-	(696)	662	(448)

Income from continuing operations	875	857	1,448	(2,243)	937
Loss from discontinued operations, net of tax	-	(1)	-	-	(1)

Net income	875	856	1,448	(2,243)	936
Less: Net income attributable to noncontrolling interests	-	-	(80)	-	(80)

Net income attributable to Twenty-First Century Fox stockholders	$875	$856	$1,368	$(2,243)	$856

Comprehensive income attributable to Twenty-First Century Fox stockholders	$576	$659	$1,073	$(1,649)	$659

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the six months ended December 31, 2016
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$14,188	$-	$14,188
Expenses	(165)	-	(10,539)	-	(10,704)
Equity losses of affiliates	(1)	-	(5)	-	(6)
Interest expense, net	(823)	(377)	(39)	640	(599)
Interest income	2	1	655	(640)	18
Earnings from subsidiary entities	3,475	2,060	-	(5,535)	-
Other, net	(159)	-	(116)	-	(275)

Income from continuing operations before income tax expense	2,329	1,684	4,144	(5,535)	2,622
Income tax expense	(702)	-	(1,250)	1,161	(791)

Income from continuing operations	1,627	1,684	2,894	(4,374)	1,831
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)

Net income	1,627	1,677	2,894	(4,374)	1,824
Less: Net income attributable to noncontrolling interests	-	-	(147)	-	(147)

Net income attributable to Twenty-First Century Fox stockholders	$1,627	$1,677	$2,747	$(4,374)	$1,677

Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,244	$1,439	$2,433	$(3,677)	$1,439

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$3	$2,597	$1,930	$-	$4,530
Receivables, net	31	-	6,953	(1)	6,983
Inventories, net	-	-	3,507	-	3,507
Other	72	-	613	-	685

Total current assets	106	2,597	13,003	(1)	15,705

Non-current assets
Receivables, net	15	-	475	-	490
Inventories, net	-	-	7,572	-	7,572
Property, plant and equipment, net	214	-	1,443	-	1,657
Intangible assets, net	-	-	6,635	-	6,635
Goodwill	-	-	12,720	-	12,720
Other non-current assets	242	-	570	-	812
Investments
Investments in associated companies and other investments	173	37	3,406	-	3,616
Intragroup investments	102,438	57,788	-	(160,226)	-

Total investments	102,611	57,825	3,406	(160,226)	3,616

Total assets	$103,188	$60,422	$45,824	$(160,227)	$49,207

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$-	$-	$80	$-	$80
Other current liabilities	492	48	6,130	(1)	6,669

Total current liabilities	492	48	6,210	(1)	6,749

Non-current liabilities
Borrowings	18,560	-	1,253	-	19,813
Other non-current liabilities	619	-	5,893	-	6,512
Intercompany	38,114	46,034	(84,148)	-	-
Redeemable noncontrolling interests	-	-	578	-	578
Total equity	45,403	14,340	116,038	(160,226)	15,555

Total liabilities and equity	$103,188	$60,422	$45,824	$(160,227)	$49,207

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$661	$2,019	$1,744	$-	$4,424
Receivables, net	20	-	6,239	(1)	6,258
Inventories, net	-	-	3,291	-	3,291
Other	13	-	963	-	976

Total current assets	694	2,019	12,237	(1)	14,949

Non-current assets
Receivables, net	15	-	374	-	389
Inventories, net	-	-	7,041	-	7,041
Property, plant and equipment, net	213	-	1,479	-	1,692
Intangible assets, net	-	-	6,777	-	6,777
Goodwill	-	-	12,733	-	12,733
Other non-current assets	235	-	514	-	749
Investments
Investments in associated companies and other investments	137	37	3,689	-	3,863
Intragroup investments	98,965	55,895	-	(154,860)	-

Total investments	99,102	55,932	3,689	(154,860)	3,863

Total assets	$100,259	$57,951	$44,844	$(154,861)	$48,193

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$400	$-	$27	$-	$427
Other current liabilities	489	144	6,009	(1)	6,641

Total current liabilities	889	144	6,036	(1)	7,068

Non-current liabilities
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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(966)	$1,552	$637	$-	$1,223

INVESTING ACTIVITIES
Property, plant and equipment	(9)	-	(108)	-	(117)
Investments	(85)	-	(48)	-	(133)

Net cash used in investing activities from continuing operations	(94)	-	(156)	-	(250)

FINANCING ACTIVITIES
Borrowings	842	-	37	-	879
Repayment of borrowings	(400)	-	(146)	-	(546)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(335)	(146)	-	(481)
Other financing activities, net	(25)	(20)	1	-	(44)

Net cash provided by (used in) financing activities from continuing operations	417	(974)	(254)	-	(811)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(15)	-	-	-	(15)

Net (decrease) increase in cash and cash equivalents	(658)	578	227	-	147
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	(41)	-	(41)

Cash and cash equivalents, end of period	$3	$2,597	$1,930	$-	$4,530

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(605)	$284	$553	$-	$232

INVESTING ACTIVITIES
Property, plant and equipment	(4)	-	(88)	-	(92)
Investments	(171)	(586)	(451)	-	(1,208)

Net cash used in investing activities from continuing operations	(175)	(586)	(539)	-	(1,300)

FINANCING ACTIVITIES
Borrowings	987	-	137	-	1,124
Repayment of borrowings	(200)	-	(239)	-	(439)
Repurchase of shares	-	(3,202)	-	-	(3,202)
Dividends paid and distributions	-	(299)	(120)	-	(419)
Other financing activities, net	-	(45)	(6)	-	(51)

Net cash provided by (used in) financing activities from continuing operations	787	(3,546)	(228)	-	(2,987)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(10)	-	-	-	(10)

Net decrease in cash and cash equivalents	(3)	(3,848)	(214)	-	(4,065)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(70)	-	(70)

Cash and cash equivalents, end of period	$764	$2,065	$1,464	$-	$4,293

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2016 as filed with the SEC on August 11, 2016 (the “2016 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2016 and 2015. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2016 and 2015, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2016 versus the three and six months ended December 31, 2015

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2016, as compared to the three and six months ended December 31, 2015.

	For the three months ended December 31,			For the six months ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Revenues
Affiliate fees	$2,906	$2,696	8%	$5,829	$5,382	8%
Advertising	2,544	2,444	4%	4,135	4,043	2%
Content	2,032	2,033	-	3,901	3,758	4%
Other	200	202	(1)%	323	269	20%

Total revenues	7,682	7,375	4%	14,188	13,452	5%
Operating expenses	(4,845)	(4,757)	2%	(8,709)	(8,430)	3%
Selling, general and administrative	(859)	(903)	(5)%	(1,725)	(1,792)	(4)%
Depreciation and amortization	(135)	(130)	4%	(270)	(258)	5%
Equity (losses) earnings of affiliates	(41)	12	**	(6)	47	**
Interest expense, net	(299)	(298)	-	(599)	(593)	1%
Interest income	9	7	29%	18	16	13%
Other, net	(127)	(142)	11%	(275)	(225)	(22)%

Income from continuing operations before income tax expense	1,385	1,164	19%	2,622	2,217	18%
Income tax expense	(448)	(414)	8%	(791)	(727)	9%

Income from continuing operations	937	750	25%	1,831	1,490	23%
Loss from discontinued operations, net of tax	(1)	(2)	(50)%	(7)	(5)	40%

Net income	936	748	25%	1,824	1,485	23%
Less: Net income attributable to noncontrolling interests	(80)	(76)	5%	(147)	(138)	7%

Net income attributable to Twenty-First Century Fox stockholders	$856	$672	27%	$1,677	$1,347	24%

**	not meaningful

Overview – The Company’s revenues increased 4% and 5% for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher affiliate fee and advertising revenues. The increases in affiliate fee revenue were primarily attributable to higher average rates per subscriber across most channels, and the increases in advertising revenue were led by two additional games and higher ratings of the Major League Baseball (“MLB”) World Series and higher ratings at Fox News Channel (“Fox News”). Lower entertainment ratings at the Fox Broadcasting Company (“FOX”) partially offset these advertising revenue increases for the six months ended December 31, 2016. Also contributing to the increase in the six months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, was higher content revenue primarily related to subscription video-on-demand (“SVOD”) revenue from television productions. These revenue increases are net of decreases of approximately $80 million and $160 million due to the strengthening of the U.S. dollar against local currencies for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016.

Operating expenses increased 2% and 3% for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher operating expenses as a result of the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”) and higher programming rights amortization at the Cable Network Programming and Television segments partially offset by lower marketing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses decreased 5% and 4% for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to lower compensation expense.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $53 million for the three and six months ended December 31, 2016, as compared to the corresponding periods of fiscal 2016. The decreases were primarily due to lower equity earnings for Sky plc (“Sky”), including a decrease in operating results and the impact of the strengthening of the U.S. dollar against the Pound Sterling, and higher losses at Endemol Shine Group and Hulu, LLC (“Hulu”).

	For the three months ended December 31,			For the six months ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Sky	$65	$100	(35)%	$162	$210	(23)%
Other equity affiliates	(106)	(88)	(20)%	(168)	(163)	(3)%

Equity (losses) earnings of affiliates	$(41)	$12	**	$(6)	$47	**

**	not meaningful

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three and six months ended December 31, 2016 was 32% and 30%, respectively, as compared to the statutory rate of 35%. For the three months ended December 31, 2016, the rate was lower than the statutory rate primarily due to a 2% benefit from domestic production activities and other permanent items. For the six months ended December 31, 2016, the rate was lower than the statutory rate primarily due to a 2% benefit from domestic production activities, a 2% benefit related to the Company’s foreign operations and other permanent items.

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

Net income – Net income increased for the three and six months ended December 31, 2016, as compared to the corresponding periods of fiscal 2016, primarily due to higher operating results partially offset by lower contributions from the Company’s equity affiliates.

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

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for the three and six months ended December 31, 2016, as compared to the three and six months ended December 31, 2015.

	For the three months ended December 31,			For the six months ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Revenues	$7,682	$7,375	4%	$14,188	$13,452	5%
Operating expenses	(4,845)	(4,757)	2%	(8,709)	(8,430)	3%
Selling, general and administrative	(859)	(903)	(5)%	(1,725)	(1,792)	(4)%
Amortization of cable distribution investments	16	15	7%	31	35	(11)%

Total Segment OIBDA	1,994	1,730	15%	3,785	3,265	16%
Amortization of cable distribution investments	(16)	(15)	7%	(31)	(35)	(11)%
Depreciation and amortization	(135)	(130)	4%	(270)	(258)	5%
Equity (losses) earnings of affiliates	(41)	12	**	(6)	47	**
Interest expense, net	(299)	(298)	-	(599)	(593)	1%
Interest income	9	7	29%	18	16	13%
Other, net	(127)	(142)	11%	(275)	(225)	(22)%

Income from continuing operations before income tax expense	$1,385	$1,164	19%	$2,622	$2,217	18%

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2016, as compared to the three and six months ended December 31, 2015.

	For the three months ended December 31,			For the six months ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$3,967	$3,703	7%	$7,777	$7,167	9%
Television	1,918	1,716	12%	2,956	2,765	7%
Filmed Entertainment	2,269	2,361	(4)%	4,176	4,146	1%
Other, Corporate and Eliminations	(472)	(405)	(17)%	(721)	(626)	(15)%

Total revenues	$7,682	$7,375	4%	$14,188	$13,452	5%

	For the three months ended December 31,			For the six months ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,330	$1,250	6%	$2,714	$2,556	6%
Television	376	279	35%	567	475	19%
Filmed Entertainment	389	302	29%	700	451	55%
Other, Corporate and Eliminations	(101)	(101)	-	(196)	(217)	10%
					-
Total Segment OIBDA	$1,994	$1,730	15%	$3,785	$3,265	16%

Cable Network Programming (55% and 53% of the Company’s consolidated revenues in the first six months of fiscal 2017 and 2016, respectively)

For the three and six months ended December 31, 2016, revenues at the Cable Network Programming segment increased $264 million, or 7%, and $610 million, or 9%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended December 31, 2016 % Increase (Decrease)			For the six months ended December 31, 2016 % Increase (Decrease)
	Domestic	International	Consolidated	Domestic	International	Consolidated
Affiliate fees	7%	5%	7%	7%	7%	7%
Advertising	12%	(6)%	3%	9%	(1)%	5%
Content and other	27%	15%	23%	42%	21%	35%
Total	10%	2%	7%	10%	5%	9%

These revenue increases are net of decreases of approximately $60 million and $125 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016.

For the three and six months ended December 31, 2016, Segment OIBDA at the Cable Network Programming segment increased $80 million, or 6%, and $158 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the revenue increases noted above partially offset by increased expenses of $184 million, or 8%, and $452 million, or 10%, respectively. These Segment OIBDA increases are net of decreases of approximately $25 million and $55 million due to the strengthening of the U.S. dollar against local currencies for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016. The incremental revenues related to the NGS Media Business as a result of the acquisition were approximately $55 million and $140 million, for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, and the incremental expenses were approximately $55 million and $140 million, respectively.

Domestic Channels

For the three and six months ended December 31, 2016, domestic affiliate fee revenue increased primarily due to higher average rates per subscriber led by FX Networks, Fox News and the Regional Sports Networks (“RSNs”) partially offset by lower average subscribers. Also contributing to the increase was Fox Sports 1 (“FS1”) due to higher average rates per subscriber and higher average subscribers. For the three and six months ended December 31, 2016, domestic advertising revenue increased primarily due to higher ratings at Fox News and higher ratings for the broadcasts of the MLB postseason games at FS1 partially offset by lower ratings at FX Networks. The increases in domestic content and other revenues for the three and six months ended December 31, 2016, were primarily due to the acquisition of the NGS Media Business.

For the three and six months ended December 31, 2016, domestic channels OIBDA increased 12% and 10%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased by approximately $130 million and $260 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the acquisition of the NGS Media Business, higher programming costs, including higher MLB rights amortization at FS1, increased National Basketball Association (“NBA”) rights amortization at the RSNs, and costs related to the launch of new programming at the National Geographic Channels. Also contributing to the higher programming costs, for the six months ended December 31, 2016, was higher MLB rights amortization at the RSNs.

International Channels

For the three and six months ended December 31, 2016, international affiliate fee revenues increased as a result of local currency growth of 12% and 14%, respectively, led by additional subscribers, higher rates and new channels in Latin America and Europe at Fox Networks Group International (“FNGI”) and increases at STAR India (“STAR”), partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three and six months ended December 31, 2016, international advertising revenues decreased as a result of local currency growth at FNGI being more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies and lower local currency advertising revenue at STAR due to the effect of the Indian government’s demonetization initiatives on the general advertising market and a decrease in viewership. The increases in international content and other revenues for the three and six months ended December 31, 2016 were primarily due to higher network and syndication revenues in Latin America at FNGI.

For the three and six months ended December 31, 2016, international channels OIBDA decreased 13% and 10%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the local currency results being adversely impacted by the strengthening of the U.S. dollar against local currencies. Operating expenses increased by approximately $55 million and $165 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher sports programming rights amortization, led by higher soccer rights at FNGI, and an increase in entertainment programming rights amortization. Also contributing to the increase in sports programming rights amortization, for the six months ended December 31, 2016, was the broadcast of the Rio Olympics in fiscal 2017.

Television (21% of the Company’s consolidated revenues in the first six months of fiscal 2017 and 2016)

For the three and six months ended December 31, 2016, revenues at the Television segment increased $202 million, or 12%, and $191 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher affiliate fee and advertising revenues. Also contributing to the increase in revenues was higher content and other revenues. Affiliate fee revenue increased 19% and 18% as a result of higher retransmission consent rates for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016. Content and other revenues increased over 100% for the three and six months ended December 31, 2016, as compared to the corresponding periods of fiscal 2016, primarily due to higher SVOD revenue at FOX and revenues generated by the television stations to permit the commercial use of adjacent wireless spectrum in one of the Company’s markets. Advertising revenue increased 6% for the three months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, primarily due to two additional games and higher ratings of the MLB World Series, higher political advertising related to the 2016 elections and additional broadcasts of college football games, including the Pac-12 Championship, partially offset by lower ratings for the broadcast of the National Football League (“NFL”) regular season. Advertising revenue remained constant for the six months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, as the increases noted above were offset by lower local advertising resulting from the broadcast of the Rio Olympics on a competitor network, the absence of the Emmy Awards and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup events and lower entertainment ratings at FOX.

For the three and six months ended December 31, 2016, Segment OIBDA at the Television segment increased $97 million, or 35%, and $92 million, or 19%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses of $105 million, or 7%, and $99 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2016. Operating expenses increased by approximately $125 million for the three and six months ended December 31, 2016, as compared to the corresponding periods of fiscal 2016, primarily due to higher programming rights amortization at FOX, including the NFL, MLB, college football and entertainment programming rights. Also contributing to the increases in operating expenses were higher advertising and promotion costs related to entertainment programming at FOX. The increases in operating expenses noted above were partially offset by a decrease in selling, general and administrative expenses.

Filmed Entertainment (29% and 31% of the Company’s consolidated revenues in the first six months of fiscal 2017 and 2016, respectively)

For the three months ended December 31, 2016, revenues at the Filmed Entertainment segment decreased $92 million, or 4%, as compared to the corresponding period of fiscal 2016, primarily due to lower worldwide theatrical revenue partially offset by higher SVOD revenue from television productions. For the six months ended December 31, 2016, revenues at the Filmed Entertainment segment increased $30 million, or 1%, as compared to the corresponding period of fiscal 2016, primarily due to higher SVOD revenue from television productions led by the licensing of Homeland, partially offset by lower worldwide theatrical and home entertainment revenues. For the three and six months ended December 31, 2016, revenues included the worldwide theatrical release of Trolls, the worldwide theatrical and home entertainment performances of Miss Peregrine’s Home for Peculiar Children and Independence Day: Resurgence, and the worldwide home entertainment performance of Ice Age: Collision Course, as compared to the corresponding periods of fiscal 2016, which included the worldwide theatrical releases of The Martian and The Peanuts Movie and the worldwide theatrical and home entertainment performance of Maze Runner: The Scorch Trials. For the six months ended December 31, 2016, revenues also included the worldwide theatrical performance of Ice Age: Collision Course.

For the three and six months ended December 31, 2016, Segment OIBDA at the Filmed Entertainment segment increased $87 million, or 29%, and $249 million, or 55% respectively, as compared to the corresponding periods of fiscal 2016, primarily due to lower expenses of $179 million, or 9%, and $219 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2016. Operating expenses decreased by approximately $170 million and $190 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to lower marketing costs due to the number and mix of theatrical releases in the current period compared to the prior year combined with lower production amortization and participation costs related to motion picture productions partially offset by higher production amortization related to television productions.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2016, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Sky” and “Other”).

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash provided by operating activities from continuing operations	$1,223	$232

The increase in net cash provided by operating activities during the six months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, primarily reflects higher operating results and the absence of the CLT20 contract termination costs (See Note 5 – Restructuring Programs in the 2016 Form 10-K under the heading “Fiscal 2015”).

Net cash used in investing activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash used in investing activities from continuing operations	$(250)	$(1,300)

The decrease in net cash used in investing activities during the six months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to the comparative effect of the cash used for the National Geographic Partners and MAA Television Network transactions in fiscal 2016 (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Fiscal 2016”).

Net cash used in financing activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash used in financing activities from continuing operations	$(811)	$(2,987)

The decrease in net cash used in financing activities during the six months ended December 31, 2016, as compared to the corresponding period of fiscal 2016, was primarily due to fewer shares repurchased partially offset by a decrease in net borrowings.

Stock Repurchase Program

See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the six months ended December 31, 2016 and 2015.

	For the six months ended December 31,
	2016	2015
	(in millions)
Borrowings
Notes due 2026 and 2046(a)	$842	$-
Notes due 2025 and 2045	-	987
Bank loans(b)	37	137

Total borrowings	$879	$1,124

Repayment of borrowings
Notes due October 2016(a)	$(400)	$-
Notes due October 2015	-	(200)
Bank loans(b)	(146)	(239)
	-
Total repayment of borrowings	$(546)	$(439)

(a)	See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Senior Notes Issued” and “Senior Notes Retired”.
(b)

The fiscal 2017 borrowings and repayments were related to the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2016 activity includes $137 million in borrowings and $217 million in repayments under the YES Network secured revolving credit facility.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of December 31, 2016.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's(a)	BBB+	Watch negative

(a)

Standard & Poor’s changed the outlook of the company’s public debt from Stable to Watch negative in December 2016 following the Company’s announcement of the proposed Sky acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

Revolving Credit Agreement

See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Revolving Credit Agreement”.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Canadian dollars, Pounds Sterling, Brazilian Reals and Euros to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain equity method investments. Subsequent to December 31, 2016, the Company has purchased foreign currency exchange options to limit its foreign currency exchange rate risk in connection with the proposed Sky plc acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$201	$152
Foreign currency sales	86	301

Aggregate notional amount	$287	$453

Notional Amount (Hedge type)
Cash flow hedges	$248	$409
Economic hedges	39	44

Aggregate notional amount	$287	$453

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(21)	$(25)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(12)	$(15)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the Yankees Entertainment and Sports Network, approximately $1.3 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs. As of December 31, 2016, the notional amount of interest rate swap contracts outstanding was $690 million and the fair value of the interest rate swap contracts outstanding was a liability of $2 million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2016, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(23,037)	$(24,005)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(894)	$(805)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the effect of changes in interest rates partially offset by higher average debt outstanding.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of common stock investments	$8,228	$7,596

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(823)	$(760)

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants opposed. On September 21, 2016, the court denied the motion for reconsideration and on October 21, 2016, plaintiffs’ time to appeal expired and the case was closed.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Cash Flows and Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The Company has acquired and may in the future acquire assets and businesses using foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. For example, in fiscal 2016, the U.S. dollar appreciated in relation to the Euro, the Canadian dollar, the Mexican Peso, the Brazilian Real, the Indian Rupee and the Pound Sterling. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its cash flows and results of operations in a given period or in specific markets. As part of the Proposed Sky Acquisition, the Company will be obligated to pay the Sky shareholders cash consideration in Pounds Sterling thereby increasing the Company’s exposure to exchange rate fluctuations for Pounds Sterling. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, and has purchased foreign currency exchange options to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations, including in Latin America, may be classified in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. The Company is currently in compliance with applicable U.S. law and continues to monitor its foreign ownership based on its assessment of the information reasonably available to it, but it is not able to predict whether it will need to take action pursuant to its Restated Certificate of Incorporation. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing, including financing for the Proposed Sky Acquisition. While the Company has entered into the Bridge Credit Agreement, we intend to obtain permanent financing in the capital markets to fund a portion of the purchase price for the Proposed Sky Acquisition in lieu of utilizing funds available under the Bridge Credit Agreement, but we cannot guarantee that the Company will obtain such permanent financing on terms that are acceptable to the Company or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs, which may have a significant adverse impact on our business. See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

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

The Company’s Pending Acquisition of Sky Involves a Number of Risks, including, among others, the Risk that the Proposed Sky Acquisition is Not Completed on a Timely Basis, or at All, and Risks Associated with the Company’s Use of a Significant Portion of its Cash and Taking on Significant Additional Indebtedness

The Proposed Sky Acquisition is subject to the satisfaction (or waiver) of certain pre-conditions (including the receipt of certain regulatory approvals from the European Commission on terms satisfactory to the Company and, if either a European intervention notice or an intervention notice has been issued under UK law, approval of the UK Secretary of State), and of certain conditions (including the sanction of the scheme of arrangement to implement the Proposed Sky Acquisition by the High Court of Justice of England and Wales and the approval of Sky’s shareholders, as well as the receipt of various other antitrust and foreign investment approvals, other regulatory consents and waivers and the scheme of arrangement becoming effective by October 15, 2018).

The Company cannot predict with certainty whether and when any of the pre-conditions or conditions will be satisfied. If the Proposed Sky Acquisition does not receive, or timely receive, the required regulatory approvals and clearances and shareholder approval, such delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences, including, in the event that certain regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement, the payment of a £200 million break fee payable in cash by the Company, that may materially and adversely affect the Company’s business, financial condition and results of operations and, the price per share for the Company’s common stock could be negatively impacted. If regulatory authorities seek to impose any material conditions in connection with granting any approvals required to complete the Proposed Sky Acquisition, our business and results of operations may be adversely affected.

In addition, the Proposed Sky Acquisition will require the use of a significant portion of the Company’s cash and increase the amount of debt on the Company’s balance sheet leading to substantial additional interest expense. These factors could limit the Company’s flexibility to respond to changing business and economic conditions and reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. If the Proposed Sky Acquisition is completed but the financial performance of the Company after the acquisition does not meet management’s current expectations, the Company’s ability to reduce its level of indebtedness may be adversely impacted. More information regarding risks related to financing the Proposed Sky Acquisition is set forth above in the risk factor describing the Company’s exposure to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets.

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

As of December 31, 2016, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $110 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the three months ended December 31, 2016:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
October	304,887	$22.96	$7
November	3,125,772	27.83	87
December	1,371,174	27.71	38

Total	4,801,833		$132

The Company did not repurchase any of its Class B Common Stock during the three months ended December 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

2.1

Co-Operation Agreement between Twenty-First Century Fox, Inc. and Sky plc, dated December 15, 2016. (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 16, 2016.)

4.1

Registration Rights Agreement, dated as of November 18, 2016, by and among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC.*

4.2	Form of Notes representing $450,000,000 principal amount of 3.375% Senior Notes due 2026, dated November 18, 2016.*

4.3	Form of Notes representing $400,000,000 principal amount of 4.750% Senior Notes due 2046, dated November 18, 2016.*

10.1

Bridge Credit Agreement, dated as of December 15, 2016, among 21st Century Fox America, Inc. as borrower, Twenty-First Century Fox, Inc. as parent guarantor, the lenders party thereto, Goldman Sachs Bank USA, Deutsche Bank AG Cayman Islands Branch and J.P. Morgan Europe Limited as co-administrative agents, J.P. Morgan Europe Limited as designated agent, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners and the other parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 16, 2016.)

10.2	Letter Agreement, dated December 19, 2016, between 21st Century Fox America, Inc. and David F. DeVoe.*

10.3

Form of First Amendment, dated as of December 22, 2016, to the Amended and Restated Credit Agreement, dated as of May 21, 2015, by and among, 21st Century Fox America, Inc., Twenty-First Century Fox, Inc., and the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Bank of America, N.A. as syndication agent, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners and Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 22, 2016.)

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 8, 2017