Form 10-Q
period 2017-03-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2017-05-10
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of May 5, 2017, 1,052,334,514 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Revenues	$7,564	$7,228	$21,752	$20,680
Operating expenses	(4,763)	(4,472)	(13,472)	(12,902)
Selling, general and administrative	(878)	(893)	(2,603)	(2,685)
Depreciation and amortization	(140)	(133)	(410)	(391)
Impairment and restructuring charges	(37)	(15)	(213)	(46)
Equity (losses) earnings of affiliates	(51)	(9)	(57)	38
Interest expense, net	(310)	(295)	(909)	(888)
Interest income	9	12	27	28
Other, net	(142)	(32)	(241)	(226)

Income from continuing operations before income tax expense	1,252	1,391	3,874	3,608
Income tax expense	(370)	(463)	(1,161)	(1,190)

Income from continuing operations	882	928	2,713	2,418
Loss from discontinued operations, net of tax	(12)	(3)	(19)	(8)

Net income	870	925	2,694	2,410
Less: Net income attributable to noncontrolling interests	(71)	(84)	(218)	(222)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$799	$841	$2,476	$2,188

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$811	$844	$2,495	$2,196

Weighted average shares
Basic	1,851	1,916	1,855	1,961
Diluted	1,853	1,916	1,857	1,962

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.44	$0.44	$1.35	$1.12
Diluted	$0.44	$0.44	$1.34	$1.12

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.43	$0.44	$1.33	$1.12

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Net income	$870	$925	$2,694	$2,410
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	111	42	(40)	(123)
Cash flow hedges	6	(20)	19	(4)
Unrealized holding losses on securities	-	-	-	(4)
Benefit plan adjustments	74	5	117	15
Equity method investments	-	47	(163)	(179)

Other comprehensive income (loss), net of tax	191	74	(67)	(295)

Comprehensive income	1,061	999	2,627	2,115

Less: Net income attributable to noncontrolling interests(a)	(71)	(84)	(218)	(222)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(4)	-	16	-

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$986	$915	$2,425	$1,893

(a)

Net income attributable to noncontrolling interests includes $43 million and $36 million for the three months ended March 31, 2017 and 2016, respectively, and $113 million and $96 million for the nine months ended March 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2017	As of June 30, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,572	$4,424
Receivables, net	7,219	6,258
Inventories, net	3,418	3,291
Other	529	976

Total current assets	16,738	14,949

Non-current assets
Receivables, net	538	389
Investments	3,679	3,863
Inventories, net	7,725	7,041
Property, plant and equipment, net	1,691	1,692
Intangible assets, net	6,579	6,777
Goodwill	12,733	12,733
Other non-current assets	1,001	749

Total assets	$50,684	$48,193

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$107	$427
Accounts payable, accrued expenses and other current liabilities	3,832	3,181
Participations, residuals and royalties payable	1,663	1,672
Program rights payable	1,233	1,283
Deferred revenue	621	505

Total current liabilities	7,456	7,068

Non-current liabilities
Borrowings	19,789	19,126
Other liabilities	3,826	3,678
Deferred income taxes	2,742	2,888
Redeemable noncontrolling interests	619	552
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,274	12,211
Retained earnings	4,919	3,575
Accumulated other comprehensive loss	(2,195)	(2,144)

Total Twenty-First Century Fox, Inc. stockholders' equity	15,017	13,661
Noncontrolling interests	1,235	1,220

Total equity	16,252	14,881

Total liabilities and equity	$50,684	$48,193

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,052,334,514 shares and 1,071,302,532 shares issued and outstanding, net of 123,687,371 treasury shares at par as of March 31, 2017 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of March 31, 2017 and June 30, 2016.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,694	$2,410
Less: Loss from discontinued operations, net of tax	(19)	(8)

Income from continuing operations	2,713	2,418
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	410	391
Amortization of cable distribution investments	46	53
Impairment and restructuring charges	213	46
Equity-based compensation	97	152
Equity losses (earnings) of affiliates	57	(38)
Cash distributions received from affiliates	182	225
Other, net	241	226
CLT20 contract termination costs(a)	-	(420)
Deferred income taxes and other taxes	(70)	373
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(1,146)	(870)
Inventories net of program rights payable	(932)	(814)
Accounts payable and accrued expenses	257	136
Other changes, net	350	134

Net cash provided by operating activities from continuing operations	2,418	2,012

INVESTING ACTIVITIES
Property, plant and equipment	(202)	(156)
Acquisitions, net of cash acquired	-	(908)
Investments in equity affiliates	(18)	(87)
Other investments	(148)	(229)

Net cash used in investing activities from continuing operations	(368)	(1,380)

FINANCING ACTIVITIES
Borrowings	879	1,195
Repayment of borrowings	(546)	(502)
Repurchase of shares	(619)	(3,958)
Dividends paid and distributions	(522)	(465)
Purchase of subsidiary shares from noncontrolling interests	-	(287)
Other financing activities, net	(63)	11

Net cash used in financing activities from continuing operations	(871)	(4,006)

Net decrease in cash and cash equivalents from discontinued operations	(21)	(15)

Net increase (decrease) in cash and cash equivalents	1,158	(3,389)
Cash and cash equivalents, beginning of year	4,424	8,428
Exchange movement on cash balances	(10)	(46)

Cash and cash equivalents, end of period	$5,572	$4,993

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2015” in the 2016 Form 10-K as defined in Note 1 – Basis of Presentation.

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

The accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2016 (the “2016 Form 10-K”).

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

In March 2017, the FASB issued ASU 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, ASU 2017-07 allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. Early adoption is permitted from July 1, 2017. The Company is currently evaluating the impact ASU 2017-07 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

Fiscal 2017

Acquisitions

Sky

In December 2016, the Company announced it reached agreement with Sky plc (“Sky”), in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky, which the Company does not already own, at a price of £10.75 per Sky share (approximately $15 billion in the aggregate) (the “Proposed Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Proposed Sky Acquisition. The Proposed Sky Acquisition is subject to customary closing conditions, including regulatory approvals and the approval of Sky’s shareholders, and is expected to close on or before December 31, 2017. The required regulatory approvals include clearance of the Proposed Sky Acquisition under the European Union (“EU”) Merger Regulation by the European Commission, which notified the Company of such clearance in April 2017.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

To provide financing in connection with the Proposed Sky Acquisition, the Company and 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $15 billion). Fees under the Bridge Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA will pay a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be LIBOR plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Proposed Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. In February 2017, the Company purchased a foreign currency exchange option to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition (See Note 5 – Fair Value under the heading “Foreign Currency Contracts” and Note 11 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Proposed Sky Acquisition will result in enhanced capabilities of the combined company, which will be underpinned by a more geographically diverse and stable revenue base, and will create an improved balance between subscription, affiliate fee, advertising and content revenues.

Other

In February 2017, the Company announced that it anticipates receiving approximately $350 million in proceeds resulting from the Federal Communications Commission’s (“FCC”) recently completed reverse auction for broadcast spectrum. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by the Company during the auction to relinquish spectrum used by certain of its television stations. The Company anticipates it will receive the proceeds before December 31, 2017.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Programming rights and other(a)	$6,763	$6,359
Filmed entertainment costs
Films
Released or completed	1,320	1,569
In production	1,213	825
In development or preproduction	265	196
	-
	2,798	2,590

Television productions
Released	1,109	1,067
In production, development or preproduction	473	316

	1,582	1,383

Total filmed entertainment costs, less accumulated amortization(b)	4,380	3,973

Total inventories, net	11,143	10,332
Less: current portion of inventories, net(c)	(3,418)	(3,291)

Total non-current inventories, net	$7,725	$7,041

(a)	Other includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $249 million and $273 million of net intangible film library costs as of March 31, 2017 and June 30, 2016, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)	Current portion of inventories, net as of March 31, 2017 and June 30, 2016 was comprised of programming rights ($3,337 million and $3,212 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of March 31, 2017	As of March 31, 2017	As of June 30, 2016
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$2,919	$2,972
Endemol Shine Group(b)	Global multi-platform content provider	50%	264	445
Other investments		various	496	446

Total investments			$3,679	$3,863

(a)

The Company’s investment in Sky had a market value of $8.2 billion as of March 31, 2017 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value). The Company received dividends of approximately $170 million and $210 million from Sky for the nine months ended March 31, 2017 and 2016, respectively. As part of the agreement for the Proposed Sky Acquisition, Sky will not pay any dividends in calendar year 2017 (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion of this investment).

(b)	Equity method investment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hulu

The Company owns an equity interest in Hulu LLC (“Hulu”). In August 2016, Hulu issued a 10% equity interest to a new investor thereby diluting the Company’s ownership to 30%. For a period of up to 36 months, under certain limited circumstances, including those arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. As a result of these conditions, the Company will record a gain on the dilution of its ownership interest upon resolution of the contingency. The Company will continue to account for its interest in Hulu as an equity method investment.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis. As of March 31, 2017 and June 30, 2016, there were no assets or liabilities in the Level 1 category.

	Fair value measurements
	As of March 31, 2017
	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$47	$47	$-
Other(b)	30	-	30
Liabilities
Derivatives(a)	(22)	(22)	-
Redeemable noncontrolling interests	(619)	-	(619)

Total	$(564)	$25	$(589)

	As of June 30, 2016
	Total	Level 2	Level 3
	(in millions)
Assets
Derivatives(a)	$6	$6	$-
Liabilities
Derivatives(a)	(50)	(50)	-
Other(b)	(36)	-	(36)
Redeemable noncontrolling interests	(552)	-	(552)

Total	$(632)	$(44)	$(588)

(a)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(b)	Primarily relates to past acquisitions, including contingent consideration arrangements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of March 31, 2017, one minority shareholder’s put right will become exercisable in July 2017 and two minority shareholders’ put rights will become exercisable in March 2018. The remaining redeemable noncontrolling interests are currently not exercisable.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Borrowings

Fair value	$23,141	$23,986

Carrying value	$19,896	$19,553

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”).

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Cash Flow Hedges

Notional amount	$179	$409

Fair value	$(18)	$(25)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next two years.

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Economic Hedges

Notional amount(a)	$12,370	$44

Fair value(a)	$42	$-

(a)

Includes the foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Proposed Sky Acquisition. The foreign currency option contract has a notional amount of $12.3 billion and consists of the foreign currency option and a premium payable of approximately $175 million due on the option expiration date. As of March 31, 2017, the foreign currency option had a fair value of $42 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Cash Flow Hedges

Notional amount	$676	$701

Fair value	$1	$(19)

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

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2017 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2017, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Bank loans	$1,337	$1,446
Public debt
Predecessor indentures	10,179	10,579
Senior notes issued under August 2009 indenture	8,550	7,700

Total public debt	18,729	18,279

Total principal amount	20,066	19,725
Less: unamortized discount and debt issuance costs(a)	(170)	(172)
Total borrowings	19,896	19,553
Less: current borrowings	(107)	(427)

Non-current borrowings	$19,789	$19,126

(a)	The adoption of ASU 2015-03 resulted in a $172 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheet as of June 30, 2016.

Senior Notes Issued

In November 2016, 21CFA issued $450 million of 3.375% Senior Notes due 2026 and $400 million of 4.750% Senior Notes due 2046. The net proceeds of $842 million are being used for general corporate purposes.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes Retired

In October 2016, the Company retired $400 million of 8.00% Senior Notes.

Current Borrowings

As of March 31, 2017, principal payments on the Yankees Entertainment and Sports Network term loan facility of $107 million that are due in the next 12 months are recorded in Borrowings within Current liabilities.

Revolving Credit Agreement

In May 2015, 21CFA entered into a credit agreement (the “Credit Agreement”) among 21CFA as Borrower, the Company as Parent Guarantor, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The Credit Agreement, which was amended on December 22, 2016, provides a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.0 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”.

NOTE 7. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended March 31, 2017				For the nine months ended March 31, 2017
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$14,340	$1,215		$15,555	$13,661	$1,220		$14,881
Net income	799	28	(a)	827	2,476	105	(a)	2,581
Other comprehensive income (loss)	187	4		191	(51)	(16)		(67)
Issuance (cancellation) of shares, net	1	-		1	(527)	-		(527)
Dividends declared	(333)	-		(333)	(668)	-		(668)
Other	23	(12)	(b)	11	126	(74)	(b)	52

Balance, end of period	$15,017	$1,235		$16,252	$15,017	$1,235		$16,252

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2016				For the nine months ended March 31, 2016
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$14,504	$991		$15,495	$17,220	$966		$18,186
Net income	841	48	(a)	889	2,188	126	(a)	2,314
Other comprehensive income (loss)	74	-		74	(295)	-		(295)
Cancellation of shares, net	(740)	-		(740)	(3,897)	-		(3,897)
Dividends declared	(287)	-		(287)	(586)	-		(586)
Other	79	40	(b)	119	(159)	(13)	(b)	(172)
	-
Balance, end of period	$14,471	$1,079		$15,550	$14,471	$1,079		$15,550

(a)

Net income attributable to noncontrolling interests excludes $43 million and $36 million for the three months ended March 31, 2017 and 2016, respectively, and $113 million and $96 million for the nine months ended March 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(2) million and $(142) million for the three months ended March 31, 2017 and 2016, respectively, and $(46) million and $(206) million for the nine months ended March 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

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

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended March 31, 2017			For the nine months ended March 31, 2017
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$111	$-	$111	$(40)	$-	$(40)

Other comprehensive income (loss)	$111	$-	$111	$(40)	$-	$(40)
Cash flow hedges
Unrealized gains	$1	$-	$1	$14	$(5)	$9
Amount reclassified on hedging activity(a)	9	(4)	5	16	(6)	10

Other comprehensive income	$10	$(4)	$6	$30	$(11)	$19
Benefit plan adjustments
Unrealized gains(b)	$104	$(38)	$66	$104	$(38)	$66
Reclassification adjustments realized in net income(c)	13	(5)	8	81	(30)	51

Other comprehensive income	$117	$(43)	$74	$185	$(68)	$117
Equity method investments
Unrealized gains (losses) and reclassifications	$5	$(5)	$-	$(218)	$55	$(163)

Other comprehensive income (loss)	$5	$(5)	$-	$(218)	$55	$(163)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2016			For the nine months ended March 31, 2016
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$42	$-	$42	$(125)	$2	$(123)

Other comprehensive income (loss)	$42	$-	$42	$(125)	$2	$(123)
Cash flow hedges
Unrealized losses	$(40)	$15	$(25)	$(19)	$7	$(12)
Amount reclassified on hedging activity(a)	11	(6)	5	14	(6)	8

Other comprehensive loss	$(29)	$9	$(20)	$(5)	$1	$(4)
Losses on securities
Amount reclassified on sale of securities(d)	$-	$-	$-	$(7)	$3	$(4)

Other comprehensive loss	$-	$-	$-	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$-	$-	$-	$(2)	$-	$(2)
Reclassification adjustments realized in net income(c)	9	(4)	5	26	(9)	17

Other comprehensive income	$9	$(4)	$5	$24	$(9)	$15
Equity method investments
Unrealized gains (losses) and reclassifications	$56	$(9)	$47	$(154)	$(25)	$(179)

Other comprehensive income (loss)	$56	$(9)	$47	$(154)	$(25)	$(179)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016 (See Note 5 – Fair Value for additional information regarding hedging activity).

(b)	For the three and nine months ended March 31, 2017, the Company recorded a net unrealized actuarial gain from the remeasurement of its pension plan.
(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016.

(d)	Reclassifications of amounts related to gains and losses on securities are included in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2016.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations	$882	$928	$2,713	$2,418
Less: Net income attributable to noncontrolling interests	(71)	(84)	(218)	(222)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$811	$844	$2,495	$2,196

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

As of March 31, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $110 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Cash dividend per share	$0.18	$0.15	$0.36	$0.30

The Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock in the three months ended March 31, 2017, which was paid in April 2017 to the stockholders on record as of March 15, 2017.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Equity-based compensation	$35	$34	$97	$158

Intrinsic value of all settled equity-based awards	$1	$2	$70	$192
		=
Tax benefit on vested equity-based awards	$-	$-	$25	$69

As of March 31, 2017, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $150 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the nine months ended March 31, 2017, approximately 7.4 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the nine months ended March 31, 2016, approximately 6.2 million PSUs were granted and approximately 5.9 million PSUs vested.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2017 and June 30, 2016 were approximately $80 billion and $84 billion, respectively. The decrease from June 30, 2016 was primarily due to payments related to sports programming rights. In addition, the Company has made an offer to purchase the fully diluted share capital of Sky which the Company does not already own (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Guarantees

The Company’s contingent guarantees as of March 31, 2017 have not changed significantly from disclosures included in the 2016 Form 10-K. Included in the Company’s contingent guarantees as of March 31, 2017 and June 30, 2016 is $115 million of Hulu’s $338 million five-year term loan which is due in October 2017. In addition, the Company is party to a capital funding agreement related to Hulu (See Note 4 – Investments under the heading “Hulu”).

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

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The Company has also received regulatory and investigative inquiries relating to these matters and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Since the allegations of misconduct in July 2016, the CEO of Fox News Channel has resigned and there have been significant changes in the management of the business unit.  In addition, the network’s primetime lineup has significantly changed which could have a negative impact on our ratings.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three and nine months ended March 31, 2017 and 2016:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations before income tax expense	$1,252	$1,391	$3,874	$3,608
Add
Amortization of cable distribution investments	15	18	46	53
Depreciation and amortization	140	133	410	391
Impairment and restructuring charges	37	15	213	46
Equity losses (earnings) of affiliates	51	9	57	(38)
Interest expense, net	310	295	909	888
Interest income	(9)	(12)	(27)	(28)
Other, net	142	32	241	226

Total Segment OIBDA	$1,938	$1,881	$5,723	$5,146

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2017 and 2016:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenues
Cable Network Programming	$4,024	$3,941	$11,801	$11,108
Television	1,690	1,299	4,646	4,064
Filmed Entertainment	2,256	2,321	6,432	6,467
Other, Corporate and Eliminations	(406)	(333)	(1,127)	(959)

Total revenues	$7,564	$7,228	$21,752	$20,680
Segment OIBDA
Cable Network Programming	$1,446	$1,375	$4,160	$3,931
Television	190	125	757	600
Filmed Entertainment	373	470	1,073	921
Other, Corporate and Eliminations	(71)	(89)	(267)	(306)

Total Segment OIBDA	$1,938	$1,881	$5,723	$5,146

Intersegment revenues, generated by the Filmed Entertainment segment, of $407 million and $315 million for the three months ended March 31, 2017 and 2016, respectively, and of $1,085 million and $878 million for the nine months ended March 31, 2017 and 2016, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Depreciation and amortization
Cable Network Programming	$87	$79	$252	$229
Television	28	29	85	88
Filmed Entertainment	19	20	59	60
Other, Corporate and Eliminations	6	5	14	14

Total depreciation and amortization	$140	$133	$410	$391

Depreciation and amortization includes the amortization of definite lived intangible assets of $62 million and $64 million for the three months ended March 31, 2017 and 2016, respectively, and $192 million and $182 million for the nine months ended March 31, 2017 and 2016, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Assets
Cable Network Programming	$25,090	$24,974
Television	7,247	6,959
Filmed Entertainment	10,695	9,579
Other, Corporate and Eliminations	3,973	2,818
Investments	3,679	3,863

Total assets	$50,684	$48,193

Revenues by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenues
Affiliate fees	$3,160	$2,939	$8,989	$8,321
Advertising	2,203	1,907	6,338	5,950
Content	2,078	2,288	5,979	6,046
Other	123	94	446	363

Total revenues	$7,564	$7,228	$21,752	$20,680

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and restructuring charges

Impairment and restructuring charges of $37 million and $213 million for the three and nine months ended March 31, 2017, respectively, are primarily comprised of costs in connection with management and employee transitions and restructuring at several of the Company’s business units and impairment charges related to certain of the Company’s programming rights.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Acquisition related and other transaction costs(a)	$(137)	$-	$(170)	$(66)
Investment impairment losses(b)	-	-	-	(99)
Other(c)	(5)	(32)	(71)	(61)

Total other, net	$(142)	$(32)	$(241)	$(226)

(a)

The acquisition related and other transaction costs for the three and nine months ended March 31, 2017 primarily represent the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Proposed Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion). The acquisition related costs for the nine months ended March 31, 2016 are primarily due to the revision of a contingency estimate related to a past acquisition.

(b)	See Note 7 – Investments in the 2016 Form 10-K under the heading “Other” for further discussion.
(c)

Other for the three and nine months ended March 31, 2017 included approximately $10 million and $45 million, respectively, of costs related to settlements of pending and potential litigations following the July 2016 resignation of the Chairman and CEO of Fox News Channel after a public complaint was filed containing allegations of sexual harassment.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of March 31, 2017 and June 30, 2016 were $552 million and $576 million, respectively.

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2017	2016
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(747)	$(586)

Cash paid for interest	$(890)	$(873)

Supplemental information on acquisitions and additional investments
Fair value of assets acquired	$-	$1,199
Cash acquired	-	8
Liabilities assumed	-	(110)
Cash paid	-	(916)

Fair value of equity instruments issued to third parties(a)	-	181
Issuance of subsidiary common units	-	(181)

Fair value of equity instruments consideration	$-	$-

(a)	Includes Redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$7,563	$-	$7,564
Expenses	(90)	-	(5,728)	-	(5,818)
Equity losses of affiliates	-	-	(51)	-	(51)
Interest expense, net	(423)	(195)	(19)	327	(310)
Interest income	1	3	332	(327)	9
Earnings from subsidiary entities	1,883	1,002	-	(2,885)	-
Other, net	(140)	1	(3)	-	(142)

Income from continuing operations before income tax expense	1,232	811	2,094	(2,885)	1,252
Income tax expense	(365)	-	(620)	615	(370)

Income from continuing operations	867	811	1,474	(2,270)	882
Loss from discontinued operations, net of tax	-	(12)	-	-	(12)

Net income	867	799	1,474	(2,270)	870
Less: Net income attributable to noncontrolling interests	-	-	(71)	-	(71)

Net income attributable to Twenty-First Century Fox stockholders	$867	$799	$1,403	$(2,270)	$799

Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,005	$986	$1,578	$(2,583)	$986

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$7,227	$-	$7,228
Expenses	(88)	-	(5,425)	-	(5,513)
Equity losses of affiliates	(1)	-	(8)	-	(9)
Interest expense, net	(408)	(179)	(17)	309	(295)
Interest income	5	1	315	(309)	12
Earnings from subsidiary entities	1,570	1,022	-	(2,592)	-
Other, net	(6)	-	(26)	-	(32)

Income from continuing operations before income tax expense	1,073	844	2,066	(2,592)	1,391
Income tax expense	(358)	-	(689)	584	(463)

Income from continuing operations	715	844	1,377	(2,008)	928
Loss from discontinued operations, net of tax	-	(3)	-	-	(3)

Net income	715	841	1,377	(2,008)	925
Less: Net income attributable to noncontrolling interests	-	-	(84)	-	(84)

Net income attributable to Twenty-First Century Fox stockholders	$715	$841	$1,293	$(2,008)	$841

Comprehensive income attributable to Twenty-First Century Fox stockholders	$703	$915	$1,415	$(2,118)	$915

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2017
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$21,751	$-	$21,752
Expenses	(328)	-	(16,370)	-	(16,698)
Equity losses of affiliates	(1)	-	(56)	-	(57)
Interest expense, net	(1,246)	(572)	(58)	967	(909)
Interest income	3	4	987	(967)	27
Earnings from subsidiary entities	5,358	3,062	-	(8,420)	-
Other, net	(226)	1	(16)	-	(241)

Income from continuing operations before income tax expense	3,561	2,495	6,238	(8,420)	3,874
Income tax expense	(1,067)	-	(1,870)	1,776	(1,161)

Income from continuing operations	2,494	2,495	4,368	(6,644)	2,713
Loss from discontinued operations, net of tax	-	(19)	-	-	(19)

Net income	2,494	2,476	4,368	(6,644)	2,694
Less: Net income attributable to noncontrolling interests	-	-	(218)	-	(218)

Net income attributable to Twenty-First Century Fox stockholders	$2,494	$2,476	$4,150	$(6,644)	$2,476

Comprehensive income attributable to Twenty-First Century Fox stockholders	$2,249	$2,425	$4,011	$(6,260)	$2,425

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2016
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$20,679	$-	$20,680
Expenses	(283)	-	(15,741)	-	(16,024)
Equity (losses) earnings of affiliates	(2)	-	40	-	38
Interest expense, net	(1,212)	(532)	(56)	912	(888)
Interest income	6	3	931	(912)	28
Earnings from subsidiary entities	4,803	2,725	-	(7,528)	-
Other, net	(114)	-	(112)	-	(226)
					-
Income from continuing operations before income tax expense	3,199	2,196	5,741	(7,528)	3,608
Income tax expense	(1,055)	-	(1,894)	1,759	(1,190)
					-
Income from continuing operations	2,144	2,196	3,847	(5,769)	2,418
Loss from discontinued operations, net of tax	-	(8)	-	-	(8)
					-
Net income	2,144	2,188	3,847	(5,769)	2,410
Less: Net income attributable to noncontrolling interests	-	-	(222)	-	(222)
					-
Net income attributable to Twenty-First Century Fox stockholders	$2,144	$2,188	$3,625	$(5,769)	$2,188
					$-
Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,657	$1,893	$3,301	$(4,958)	$1,893

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$49	$4,166	$1,357	$-	$5,572
Receivables, net	13	-	7,207	(1)	7,219
Inventories, net	-	-	3,418	-	3,418
Other	67	-	462	-	529

Total current assets	129	4,166	12,444	(1)	16,738

Non-current assets
Receivables, net	15	-	523	-	538
Inventories, net	-	-	7,725	-	7,725
Property, plant and equipment, net	230	-	1,461	-	1,691
Intangible assets, net	-	-	6,579	-	6,579
Goodwill	-	-	12,733	-	12,733
Other non-current assets	252	-	749	-	1,001
Investments
Investments in associated companies and other investments	174	37	3,468	-	3,679
Intragroup investments	104,343	58,994	-	(163,337)	-

Total investments	104,517	59,031	3,468	(163,337)	3,679

Total assets	$105,143	$63,197	$45,682	$(163,338)	$50,684

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$-	$-	$107	$-	$107
Other current liabilities	620	386	6,344	(1)	7,349

Total current liabilities	620	386	6,451	(1)	7,456

Non-current liabilities
Borrowings	18,563	-	1,226	-	19,789
Other non-current liabilities	535	-	6,033	-	6,568
Intercompany	38,926	47,794	(86,720)	-	-
Redeemable noncontrolling interests	-	-	619	-	619
Total equity	46,499	15,017	118,073	(163,337)	16,252

Total liabilities and equity	$105,143	$63,197	$45,682	$(163,338)	$50,684

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(884)	$3,121	$181	$-	$2,418

INVESTING ACTIVITIES
Property, plant and equipment	(10)	-	(192)	-	(202)
Investments	(95)	-	(71)	-	(166)

Net cash used in investing activities from continuing operations	(105)	-	(263)	-	(368)

FINANCING ACTIVITIES
Borrowings	842	-	37	-	879
Repayment of borrowings	(400)	-	(146)	-	(546)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(335)	(187)	-	(522)
Other financing activities, net	(44)	(20)	1	-	(63)

Net cash provided by (used in) financing activities from continuing operations	398	(974)	(295)	-	(871)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(21)	-	-	-	(21)

Net (decrease) increase in cash and cash equivalents	(612)	2,147	(377)	-	1,158
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	(10)	-	(10)

Cash and cash equivalents, end of period	$49	$4,166	$1,357	$-	$5,572

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(585)	$1,569	$1,028	$-	$2,012

INVESTING ACTIVITIES
Property, plant and equipment	(5)	-	(151)	-	(156)
Investments	(185)	(586)	(453)	-	(1,224)

Net cash used in investing activities from continuing operations	(190)	(586)	(604)	-	(1,380)

FINANCING ACTIVITIES
Borrowings	987	-	208	-	1,195
Repayment of borrowings	(200)	-	(302)	-	(502)
Repurchase of shares	-	(3,958)	-	-	(3,958)
Dividends paid and distributions	-	(299)	(166)	-	(465)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(231)	-	(287)
Other financing activities, net	-	11	-	-	11

Net cash provided by (used in) financing activities from continuing operations	787	(4,302)	(491)	-	(4,006)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(15)	-	-	-	(15)

Net decrease in cash and cash equivalents	(3)	(3,319)	(67)	-	(3,389)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(46)	-	(46)

Cash and cash equivalents, end of period	$764	$2,594	$1,635	$-	$4,993

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2017 and 2016. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2017 and 2016, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2017 versus the three and nine months ended March 31, 2016

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2017, as compared to the three and nine months ended March 31, 2016:

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues
Affiliate fees	$3,160	$2,939	8%	$8,989	$8,321	8%
Advertising	2,203	1,907	16%	6,338	5,950	7%
Content	2,078	2,288	(9)%	5,979	6,046	(1)%
Other	123	94	31%	446	363	23%

Total revenues	7,564	7,228	5%	21,752	20,680	5%
Operating expenses	(4,763)	(4,472)	7%	(13,472)	(12,902)	4%
Selling, general and administrative	(878)	(893)	(2)%	(2,603)	(2,685)	(3)%
Depreciation and amortization	(140)	(133)	5%	(410)	(391)	5%
Impairment and restructuring charges	(37)	(15)	**	(213)	(46)	**
Equity (losses) earnings of affiliates	(51)	(9)	**	(57)	38	**
Interest expense, net	(310)	(295)	5%	(909)	(888)	2%
Interest income	9	12	(25)%	27	28	(4)%
Other, net	(142)	(32)	**	(241)	(226)	(7)%

Income from continuing operations before income tax expense	1,252	1,391	(10)%	3,874	3,608	7%
Income tax expense	(370)	(463)	(20)%	(1,161)	(1,190)	(2)%

Income from continuing operations	882	928	(5)%	2,713	2,418	12%
Loss from discontinued operations, net of tax	(12)	(3)	**	(19)	(8)	**

Net income	870	925	(6)%	2,694	2,410	12%
Less: Net income attributable to noncontrolling interests	(71)	(84)	(15)%	(218)	(222)	(2)%

Net income attributable to Twenty-First Century Fox stockholders	$799	$841	(5)%	$2,476	$2,188	13%

**	not meaningful

Overview – The Company’s revenues increased 5% for the three and nine months ended March 31, 2017, as compared to the corresponding periods of fiscal 2016, primarily due to higher affiliate fee and advertising revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across most channels. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of Super Bowl LI in February 2017 and higher ratings at Fox News Channel (“Fox News”) partially offset by lower entertainment ratings at Fox Broadcasting Company (“FOX”), the absence of the broadcast of the International Cricket Council (“ICC”) Cricket World Twenty20 matches in fiscal 2016 and the effect of the Indian government’s demonetization initiatives on the general advertising market in India. The decrease in content revenue was primarily attributable to lower worldwide theatrical and home entertainment revenues from motion picture productions partially offset by higher network and syndication revenues and subscription video-on-demand (“SVOD”) revenue from television productions. These revenue increases are net of decreases of approximately $35 million and $195 million due to the strengthening of the U.S. dollar against local currencies for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

Operating expenses increased 7% and 4% for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher programming rights amortization at the Cable Network Programming and Television segments, including Super Bowl LI at the Television segment. Also contributing to the increase in the nine months ended March 31, 2017 was the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”) partially offset by lower marketing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses remained relatively constant for the three months ended March 31, 2017, as compared to the corresponding period of fiscal 2016. Selling, general and administrative expenses decreased 3% for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily due to lower compensation expense.

Impairment and restructuring charges – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Impairment and restructuring charges”.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $42 million and $95 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016. The decreases were primarily due to higher losses at Hulu, LLC (“Hulu”) and Endemol Shine Group. Also contributing to the decrease in the nine months ended March 31, 2017 was lower equity earnings for Sky plc (“Sky”) primarily due to the impact of the strengthening of the U.S. dollar against the Pound Sterling.

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Sky	$93	$95	(2)%	$255	$305	(16)%
Other equity affiliates	(144)	(104)	(38)%	(312)	(267)	(17)%

Equity (losses) earnings of affiliates	$(51)	$(9)	**	$(57)	$38	**

**	not meaningful

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three and nine months ended March 31, 2017 was 30%, as compared to the statutory rate of 35%.  For the three and nine months ended March 31, 2017, the rate was lower than the statutory rate primarily due to a 3% benefit from domestic production activities and other permanent items.

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

Net income – Net income decreased for the three months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, as higher operating results were more than offset by acquisition related and other transaction costs primarily related to the Proposed Sky Acquisition (See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”) and lower contributions from the Company’s equity affiliates. Net income increased for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily due to higher operating results partially offset by Impairment and restructuring charges (See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Impairment and restructuring charges”) and lower contributions from the Company’s equity affiliates.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three and nine months ended March 31, 2017, as compared to the three and nine months ended March 31, 2016:

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$1,252	$1,391	(10)%	$3,874	$3,608	7%
Add
Amortization of cable distribution investments	15	18	(17)%	46	53	(13)%
Depreciation and amortization	140	133	5%	410	391	5%
Impairment and restructuring charges	37	15	**	213	46	**
Equity losses (earnings) of affiliates	51	9	**	57	(38)	**
Interest expense, net	310	295	5%	909	888	2%
Interest income	(9)	(12)	(25)%	(27)	(28)	(4)%
Other, net	142	32	**	241	226	(7)%

Total Segment OIBDA	$1,938	$1,881	3%	$5,723	$5,146	11%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three and nine months ended March 31, 2017, as compared to the three and nine months ended March 31, 2016:

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues	$7,564	$7,228	5%	$21,752	$20,680	5%
Operating expenses	(4,763)	(4,472)	7%	(13,472)	(12,902)	4%
Selling, general and administrative	(878)	(893)	(2)%	(2,603)	(2,685)	(3)%
Amortization of cable distribution investments	15	18	(17)%	46	53	(13)%

Total Segment OIBDA	$1,938	$1,881	3%	$5,723	$5,146	11%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2017, as compared to the three and nine months ended March 31, 2016:

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,024	$3,941	2%	$11,801	$11,108	6%
Television	1,690	1,299	30%	4,646	4,064	14%
Filmed Entertainment	2,256	2,321	(3)%	6,432	6,467	(1)%
Other, Corporate and Eliminations	(406)	(333)	(22)%	(1,127)	(959)	(18)%

Total revenues	$7,564	$7,228	5%	$21,752	$20,680	5%

	For the three months ended March 31,			For the nine months ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,446	$1,375	5%	$4,160	$3,931	6%
Television	190	125	52%	757	600	26%
Filmed Entertainment	373	470	(21)%	1,073	921	17%
Other, Corporate and Eliminations	(71)	(89)	20%	(267)	(306)	13%

Total Segment OIBDA	$1,938	$1,881	3%	$5,723	$5,146	11%

Cable Network Programming (54% of the Company’s consolidated revenues in the first nine months of fiscal 2017 and 2016)

For the three and nine months ended March 31, 2017, revenues at the Cable Network Programming segment increased $83 million, or 2%, and $693 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher affiliate fee revenue. Partially offsetting the increase in affiliate fee revenue for the three months ended March 31, 2017 were lower advertising and content and other revenues. Also contributing to the increase in revenues for the nine months ended March 31, 2017 were higher content and other revenues.

	For the three months ended March 31, 2017 % Increase (Decrease)			For the nine months ended March 31, 2017 % Increase (Decrease)
	Domestic	International	Consolidated	Domestic	International	Consolidated
Affiliate fees	8%	5%	7%	8%	6%	7%
Advertising	-%	(18)%	(8)%	6%	(7)%	-%
Content and other	6%	(27)%	(10)%	29%	(4)%	16%
Total	6%	(7)%	2%	9%	-%	6%

These revenue increases are net of decreases of approximately $20 million and $145 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe, for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

For the three and nine months ended March 31, 2017, Segment OIBDA at the Cable Network Programming segment increased $71 million, or 5%, and $229 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the revenue increases noted above. Expenses were consistent for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Partially offsetting the revenue increase for the nine months ended March 31, 2017 were higher expenses of $464 million, or 6% primarily due to higher operating expenses at the domestic channels. For the nine months ended March 31, 2017, the Segment OIBDA increase is net of a decrease of approximately $60 million due to the strengthening of the U.S. dollar against local currencies as compared to the corresponding period of fiscal 2016. The incremental revenues and expenses related to the NGS Media Business as a result of the acquisition were approximately $140 million for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016.

Domestic Channels

For the three and nine months ended March 31, 2017, domestic affiliate fee revenue increased, as compared to the corresponding periods of fiscal 2016, primarily due to higher average rates per subscriber led by Fox News and the Regional Sports

Networks (“RSNs”) partially offset by the impact of lower average subscribers. Also contributing to the increase was Fox Sports 1 (“FS1”) and FX Networks due to higher average rates per subscriber and higher average subscribers. For the three months ended March 31, 2017, domestic advertising revenue remained constant, as compared to the corresponding period of fiscal 2016, as higher ratings at Fox News and new programming at FS1 were offset by lower revenue at the NGS Media Business. For the nine months ended March 31, 2017, domestic advertising revenue increased primarily due to higher advertising volume, pricing and ratings at Fox News and higher ratings for the broadcasts of the Major League Baseball (“MLB”) postseason games at FS1 partially offset by the impact of lower ratings at FX Networks. The increase in domestic content and other revenues for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, was primarily due to the acquisition of the NGS Media Business.

For the three months ended March 31, 2017, domestic channels OIBDA remained constant, as compared to the corresponding period of fiscal 2016, as the revenue increases noted above were offset by higher expenses. For the nine months ended March 31, 2017, domestic channels OIBDA increased 6%, as compared to the corresponding period of fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased by approximately $185 million and $445 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016, principally related to higher programming and marketing costs, including higher rights amortization related to National Basketball Association (“NBA”) at the RSNs and National Association of Stock Car Auto Racing (“NASCAR”) at FS1, and higher programming and marketing costs related to the launch of new programming at FX Networks and National Geographic Channels. Also contributing to the increase for the nine months ended March 31, 2017 was the acquisition of the NGS Media Business and higher MLB rights amortization at FS1 and the RSNs.

International Channels

For the three and nine months ended March 31, 2017, international affiliate fee revenues increased, as compared to the corresponding periods of fiscal 2016, as a result of local currency growth of 7% and 12%, respectively, led by additional subscribers and higher rates in Latin America at Fox Networks Group International (“FNGI”) and increases at STAR India (“STAR”). Partially offsetting these increases for the three and nine months ended March 31, 2017 was the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three and nine months ended March 31, 2017, international advertising revenues decreased, as compared to the corresponding periods of fiscal 2016, as local currency growth at FNGI was more than offset by lower local currency advertising revenue at STAR due to the absence of the broadcast of the ICC Cricket World Twenty20 matches in fiscal 2016, the effect of the Indian government’s demonetization initiatives on the general advertising market in India and a decrease in viewership. The adverse impact of the strengthening of the U.S. dollar against local currencies also contributed to the decrease in international advertising revenue. The decreases in international content and other revenues for the three and nine months ended March 31, 2017 were primarily due to the absence of syndication revenues from STAR’s broadcast of the ICC Cricket World Twenty20 matches in fiscal 2016 partially offset by higher network and syndication revenues in Latin America at FNGI.

For the three months ended March 31, 2017, international channels OIBDA increased 44%, as compared to the corresponding period of fiscal 2016, primarily due to lower expenses partially offset by a decrease in revenues noted above. Operating expenses decreased approximately $160 million for the three months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily due to lower sports programming costs at STAR, as a result of the absence of STAR’s broadcast of the ICC Cricket World Twenty20 matches in fiscal 2016, partially offset by higher programming costs at FNGI. For the nine months ended March 31, 2017, international channels OIBDA remained relatively constant, as compared to the corresponding period of fiscal 2016, as both revenues and expenses remained consistent. Operating expenses remained constant as lower sports programming costs at STAR, as a result of the absence of STAR’s broadcast of the ICC Cricket World Twenty20 matches in fiscal 2016, was offset by higher entertainment programming rights amortization in Europe and Latin America at FNGI and sports programming rights amortization at FNGI, including soccer rights and the broadcast of the Rio Olympics in fiscal 2017.

Television (21% and 20% of the Company’s consolidated revenues in the first nine months of fiscal 2017 and 2016, respectively)

For the three and nine months ended March 31, 2017, revenues at the Television segment increased $391 million, or 30%, and $582 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher advertising and affiliate fee revenues. Also contributing to the increase in revenues for the nine months ended March 31, 2017 were higher content and other revenues. Advertising revenue increased 39% and 12% for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to revenues resulting from the broadcast of Super Bowl LI in February 2017 of approximately $425 million after agency commissions, the broadcast of one additional National Football League (“NFL”) divisional playoff game and higher ratings of the NFL postseason partially offset by the absence of American Idol, which concluded its final season in fiscal 2016, and lower entertainment ratings at FOX. Also contributing to the increase in advertising revenue, for the nine months ended March 31, 2017, were two additional games and higher ratings of the MLB World Series and higher political advertising related to the 2016 elections partially offset by lower local advertising resulting from the broadcast of the Rio Olympics on a competitor network, the absence of the Emmy Awards and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup, and lower ratings for the broadcast of the NFL regular season. Affiliate fee revenue increased 9% and 15% as a result of higher retransmission consent rates for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016. Content and other revenues increased 58% for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily due to higher SVOD revenue at FOX and revenues generated by the television stations to permit the commercial use of adjacent wireless spectrum in one of the Company’s markets.

For the three and nine months ended March 31, 2017, Segment OIBDA at the Television segment increased $65 million, or 52%, and $157 million, or 26%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses of $326 million, or 28%, and $425 million, or 12%, respectively. Operating expenses increased by approximately $340 million and $465 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher sports programming rights amortization at FOX, including Super Bowl LI and one additional NFL divisional playoff game, and higher advertising and promotion costs at FOX partially offset by a decrease in entertainment programming rights amortization at FOX, primarily due to the absence of American Idol. The increases in operating expenses noted above were partially offset by a decrease in selling, general and administrative expenses.

Filmed Entertainment (30% and 31% of the Company’s consolidated revenues in the first nine months of fiscal 2017 and 2016, respectively)

For the three and nine months ended March 31, 2017, revenues at the Filmed Entertainment segment decreased $65 million, or 3%, and $35 million, or 1%, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to lower worldwide theatrical and home entertainment revenues partially offset by higher network and syndication revenues from television productions, led by a number of new series licensed for distribution, and higher SVOD revenue from television productions, led by the licensing of The People v. O.J. Simpson: American Crime Story. Also contributing to the higher SVOD revenue for the nine months ended March 31, 2017 was the licensing of Homeland. For the three and nine months ended March 31, 2017, revenues included the worldwide theatrical performances of Logan and Hidden Figures, as compared to the corresponding periods of fiscal 2016, which included the worldwide theatrical releases of Deadpool and Kung Fu Panda 3. The nine months ended March 31, 2017 also included the worldwide theatrical and home entertainment performances of Trolls and Ice Age: Collision Course, as compared to the corresponding period of fiscal 2016, which included the worldwide theatrical and home entertainment release of The Martian. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $50 million for the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016.

For the three months ended March 31, 2017, Segment OIBDA at the Filmed Entertainment segment decreased $97 million, or 21%, primarily due to the revenue decreases noted above and higher expenses of $32 million, or 2%, as compared to the corresponding period of fiscal 2016. Operating expenses increased by approximately $20 million for the three months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily due to higher production amortization and participation costs partially offset by lower releasing and marketing costs related to motion picture productions. For the nine months ended March 31, 2017, Segment OIBDA increased $152 million, or 17%, as compared to the corresponding period of fiscal 2016, primarily due to lower expenses of $187 million, or 3%, partially offset by the revenue decreases noted above. For the nine months ended March 31, 2017, operating expenses decreased by approximately $170 million, as compared to the corresponding period of fiscal 2016, primarily due to lower marketing costs due to the number and mix of theatrical releases in the current period compared to the prior year partially offset by higher production amortization and participation costs. For the nine months ended March 31, 2017, the Segment OIBDA increase is net of a decrease of approximately $40 million due to the strengthening of the U.S. dollar against local currencies as compared to the corresponding period of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash provided by operating activities from continuing operations	$2,418	$2,012

The increase in net cash provided by operating activities during the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, primarily reflects higher operating results and the absence of the CLT20 contract termination costs (See Note 5 – Restructuring Programs in the 2016 Form 10-K under the heading “Fiscal 2015”) partially offset by higher billings than collections at the Filmed Entertainment and Television segments and higher tax payments.

Net cash used in investing activities for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash used in investing activities from continuing operations	$(368)	$(1,380)

The decrease in net cash used in investing activities during the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, was primarily due to the comparative effect of the cash used for the National Geographic Partners and MAA Television Network transactions in fiscal 2016 (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Fiscal 2016”).

Net cash used in financing activities for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash used in financing activities from continuing operations	$(871)	$(4,006)

The decrease in net cash used in financing activities during the nine months ended March 31, 2017, as compared to the corresponding period of fiscal 2016, was primarily due to fewer shares repurchased partially offset by a decrease in net borrowings.

Stock Repurchase Program

See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the nine months ended March 31, 2017 and 2016:

	For the nine months ended March 31,
	2017	2016
	(in millions)
Borrowings
Notes due 2026 and 2046(a)	$842	$-
Notes due 2025 and 2045	-	987
Bank loans(b)	37	208

Total borrowings	$879	$1,195

Repayment of borrowings
Notes due October 2016(a)	$(400)	$-
Notes due October 2015	-	(200)
Bank loans(b)	(146)	(302)
	-
Total repayment of borrowings	$(546)	$(502)

(a)	See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Senior Notes Issued” and “Senior Notes Retired”.
(b)

The fiscal 2017 borrowings and repayments were related to the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2016 activity includes $208 million in borrowings and $269 million in repayments under the YES Network secured revolving credit facility.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of March 31, 2017:

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling, Brazilian Reals and Euros to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$12,418	$152
Foreign currency sales	131	301

Aggregate notional amount	$12,549	$453

Notional Amount (Hedge type)
Cash flow hedges	$179	$409
Economic hedges	12,370	44

Aggregate notional amount	$12,549	$453

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset (liability)	$24	$(25)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(38)	$(15)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the Yankees Entertainment and Sports Network, approximately $1.3 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs. As of March 31, 2017, the notional amount of interest rate swap contracts outstanding was $676 million and the fair value of the interest rate swap contracts outstanding was an asset of $1 million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2017, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(23,140)	$(24,005)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(882)	$(805)

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Fair Value
Total fair value of common stock investments	$8,242	$7,596

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(824)	$(760)

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The Company has also received regulatory and investigative inquiries relating to these matters and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

Acceptance of the Company’s Content, Including Its Films and Television Programming, by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television program also depends upon the quality and acceptance of other competing films and television programming released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television program are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and content licensing and syndication, with respect to television programming. In addition, a decline in the ratings or popularity of the Company’s entertainment, sports or news television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate revenues.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Cash Flows and Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The Company has acquired and may in the future acquire assets and businesses using foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its cash flows and results of operations in a given period or in specific markets. As part of the Proposed Sky Acquisition, the Company will be obligated to pay the Sky shareholders cash consideration in Pounds Sterling thereby increasing the Company’s exposure to exchange rate fluctuations for Pounds Sterling. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, and has purchased a foreign currency exchange option to limit its foreign currency exchange rate risk in connection with the Proposed Sky Acquisition, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations, including in Latin America, may be classified in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

The Company’s Pending Acquisition of Sky Involves a Number of Risks, including, among others, the Risk that the Proposed Sky Acquisition is Not Completed on a Timely Basis, or at All, and Risks Associated with the Company’s Use of a Significant Portion of its Cash and Taking on Significant Additional Indebtedness.

The Proposed Sky Acquisition is subject to the receipt of approval of the UK Secretary of State as a pre-condition, and the satisfaction (or waiver) of certain conditions (including the sanction of the scheme of arrangement to implement the Proposed Sky Acquisition by the High Court of Justice of England and Wales and the approval of Sky’s shareholders, as well as the receipt of various other antitrust and foreign investment approvals, other regulatory consents and waivers and the scheme of arrangement becoming effective by October 15, 2018).

The Company cannot predict with certainty whether and when the pre-condition or any of the conditions will be satisfied. If the Proposed Sky Acquisition does not receive, or timely receive, the required regulatory approvals and clearances and shareholder approval, such delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences, including, in the event that certain regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement, the payment of a £200 million break fee payable in cash by the Company, that may materially and adversely affect the Company’s business, financial condition and results of operations and, the price per share for the Company’s common stock could be negatively impacted. If regulatory authorities seek to impose any material conditions in connection with granting any approvals required to complete the Proposed Sky Acquisition, our business and results of operations may be adversely affected.

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

Allegations of Misconduct at the Company’s Fox News Channel Business Unit Could Impact the Operations and Management of the Business Unit.

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination related to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. We have also received regulatory and investigative inquiries and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Since the allegations of misconduct in July 2016, the CEO of Fox News Channel has resigned and there have been significant changes in the management of the business unit. In addition, the network’s primetime lineup has significantly changed which could have a negative impact on our ratings.

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

As of March 31, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $110 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the three months ended March 31, 2017.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: May 10, 2017