Form 10-K
period 2017-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2017-08-14
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of December 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $29,181,062,844, based upon the closing price of $28.04 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $11,834,171,148, based upon the closing price of $27.25 per share as quoted on the NASDAQ Stock Market on that date.

As of August 9, 2017, 1,052,536,963 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc. (formerly known as News Corporation), a Delaware corporation, is a diversified global media and entertainment company with operations in the following segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; and (iv) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

In December 2016, the Company announced it reached agreement with Sky plc (“Sky”), in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own, at a price of £10.75 per Sky share (approximately $15 billion in the aggregate) (the “Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Sky Acquisition. The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. Subject to satisfaction of the outstanding conditions, the Sky Acquisition is expected to close by June 30, 2018. For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

In fiscal 2016, the Company formed National Geographic Partners, LLC with the National Geographic Society to hold the National Geographic Channels and the publishing, travel and certain other businesses that had been owned by the National Geographic Society. For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, to British Sky Broadcasting Group plc (subsequently renamed Sky plc) for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC (“NGCI”) and NGC Network Latin America LLC (“NGCLA” and together with NGCI, “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s approximate 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company.

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

The Company’s fiscal year ends on June 30 of each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2017, the Company had approximately 21,700 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

FOX News and Fox Business Network. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in approximately 89 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in nearly 84 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs currently have approximately 61 million subscribers and have rights to telecast live games of 44 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); collegiate conferences; and numerous college and high school sports teams.

FS1. FS1 is a multi-sport national video programming network. During calendar year 2017, FS1 will feature over 885 live events, including college football and basketball, UEFA Champions League, the Bundesliga and the Fédération Internationale de Football Association (“FIFA”) World Cup events, Major League Soccer (“MLS”), National Association of Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), United States Golf Association (“USGA”) and Ultimate Fighting Championship (“UFC”), as well as regular season and post-season MLB games. In addition to live events, FS1 features opinion shows such as Skip and Shannon: Undisputed, The Herd with Colin Cowherd and Speak for Yourself with Cowherd and Whitlock, original and documentary programming and daily studio programming.

FS2. FS2 is a multi-sport national video programming network featuring live events from UFC and NASCAR, along with college basketball, college football, rugby, world-class soccer and motorsports programming. During calendar year 2017, FS2 expects to feature over 500 live events.

Fox Sports Racing. Fox Sports Racing is a 24-hour video programming service consisting of motorsports programming, including NASCAR races, events and original programming (with exclusive coverage of the NASCAR Camping World Truck Series), NHRA, The Automobile Racing Club of America (“ARCA”) Racing Series, WeatherTech SportsCar Championship, The 24 Hours of Le Mans, Monster Energy Supercross and Monster Jam. Fox Sports Racing is distributed to subscribers in Canada and the Caribbean.

Fox College Sports. Fox College Sports consists of three regionally-aligned video programming networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from a variety of collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming, which primarily comes from the FSN RSNs across the country.

Fox Soccer Plus. Fox Soccer Plus is a premium video programming network showcasing over 350 exclusive live soccer and rugby competitions. Soccer events include matches from the Union of European Football Associations (“UEFA”) Champions League, Bundesliga and The Football Association Cup (“FA Cup”). Rugby coverage includes matches from Super Rugby League, Australian Football League and the National Rugby League.

Fox Deportes. Fox Deportes is a Spanish-language sports programming service distributed in the United States. Fox Deportes has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as UEFA Champions League, MLS, FA Cup, Bundesliga, Copa Libertadores and Copa Sudamericana), UFC events, NASCAR Sprint Cup, National Football League (the “NFL”) post-season games, including the National Football Conference (“NFC”) Championship game in 2018, and MLB, including regular season, All-Star, American League Championship Series (in 2018) and World Series games. In addition to live events, Fox Deportes also features multi-sport news and highlight shows and daily studio programming, including

Central FOX, La Ultima Palabra and FOX Deportes en Vivo. Fox Deportes reaches more than 21 million cable and satellite households in the United States, of which nearly 6.2 million are Hispanic.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network (“BTN”), a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming.

FX. FX is a fully distributed general entertainment video programming network that telecasts original series, as well as acquired television series and motion pictures. FX’s drama lineup for the 2017-2018 season includes the critically acclaimed American Crime Story, American Horror Story, Legion, Taboo, The Americans and The Strain, as well as the first seasons of Snowfall and Trust. Also included in the 2017-2018 season line-up are comedies Atlanta, Baskets and Better Things. FX showcases the broadcast/basic cable premieres of theatrical motion pictures, which in the 2017-2018 season will include Deadpool, Furious 7, Jurassic World, Kingsman: The Secret Service, Minions, Pitch Perfect 2, Spectre, Straight Outta Compton, The Martian and The Revenant, among others.

FXX. FXX is a general entertainment video programming network aimed primarily at young adults. FXX currently reaches over 85 million U.S. households according to Nielsen Media Research. FXX’s line-up includes current and past season episodes of the comedy series Archer and It’s Always Sunny in Philadelphia as well as current episodes of You’re the Worst. FXX also has the exclusive cable rights to air all 28 seasons (including 618 episodes) of The Simpsons. In addition, FXX will showcase the broadcast/basic cable premieres of an extensive slate of theatrical motion pictures including Goosebumps, Hotel Transylvania 2, Joy, Sisters, The Big Short and The Peanuts Movie.

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

National Geographic Partners. The Company holds a 73% controlling interest in National Geographic Partners, LLC (“NGP”) which includes NGC Network US, LLC, which produces and distributes the National Geographic Channel, Nat Geo Wild and Nat Geo Mundo video programming services (collectively, the “National Geographic Channels”). NGP also includes the publishing, travel and certain other businesses formerly owned and operated by the National Geographic Society. NGSP, Inc., a subsidiary of National Geographic Society, holds the remaining interest in NGP.

The National Geographic Channels air non-fiction, scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. National Geographic Channel currently reaches close to 90 million households in the United States, Nat Geo Wild reaches more than 55 million households in the United States and Nat Geo Mundo reaches more than 3.2 million Hispanic households in the United States according to Nielsen Media Research.

NGP also produces and distributes the National Geographic Channel, the Nat Geo Adventure channel, the Nat Geo Wild channel and the Nat Geo Music channel in various international markets. The National Geographic Channel is currently shown in approximately 45 languages and in approximately 170 countries. In fiscal year 2018, the Company will launch a new channel, National Geographic Kids, in Latin America.

Baby TV. The Company owns a 50.1% equity interest in Baby TV, a 24-hour channel dedicated to infants and toddlers under three years old. The Baby TV channel is currently shown in more than 100 countries, including the United States.

Internet Distribution. The Company also distributes programming through its Fox-branded and network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s websites and applications provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis, to allow video subscribers of the Company’s distribution partners to view Company content via the Internet. Such websites and applications currently include: the application FOXNOW, the application Fox Sports Go and the website FoxSportsgo.com, which all offer live and/or on-demand streaming of both broadcast and cable network programming; the website FXnetworks.com and the application FXNOW, which offer all in-season episodes of FX original series, a deep library of movies and all prior season episodes of The Simpsons in an immersive interactive area of the website and application called “Simpsons World”;  the website natgeotv.com and the application Nat Geo TV; and the website BTN2Go.com and the application BTN2Go.

Fox Networks Group (“FNG”) International. FNG operates, develops and distributes internationally (outside of the U.S. market) factual, sports, lifestyle, movie and general entertainment channels in various countries in Europe, Latin America, Africa, the Middle East and Asia, including Fox Channel, Fox Life, FX, Fox Crime, FOX Traveller, the Voyage Channel, 24 Kitchen, Fox Sports, STAR World, National Geographic Channel, Nat Geo Wild and Nat Geo People as well as Chinese language television programming targeted at Chinese-speaking audiences in Asia, including STAR Chinese Movies and STAR Chinese Channel. FNG also operates, develops and distributes internationally Fox-branded nonlinear services, websites and applications known as Fox+, Fox Premium, or Fox Play, depending on the region or service.

FNG Latin America. FNG Latin America distributes basic television channels as well as premium pay television channels which are under the Fox Premium brand (previously known as Fox+) in Latin America. The Fox Premium channels primarily feature Twentieth Century Fox theatrical motion pictures and series and those of three other studios, dubbed in Spanish or Portuguese and/or in English with Spanish or Portuguese subtitles. The Fox Premium service was launched in Mexico and Brazil as a standalone service available to subscribers without the need to subscribe to a pay television service and such service will subsequently be launched in other countries throughout Latin America. In addition to traditional means of distribution, content distribution occurs via internet protocol television (“IPTV”) and as an additive, authenticated, Internet-delivered service by traditional distributors of the linear networks.

FNG owns and operates the Fox Sports networks in Latin America. FNG distributes Spanish-language sports programming services in Latin America (other than Brazil), which feature local and international soccer events (including Copa Libertadores de América and UEFA Champions League), motorsports programming (including NASCAR, Formula 1, and World Rally Championship), combat sports (including UFC, Premier Boxing Champions, and World Wrestling Entertainment (“WWE”)), and also feature U.S. sports leagues (such as NFL and MLB).  In August 2017, FNG will launch a premium sports pay television service in Argentina, which will include the matches of the professional football league in Argentina.  In Brazil, FNG distributes Fox Sports Brazil, which features Portuguese-language sports programming services specifically geared to the Brazilian audience.  Such programming services in Brazil also feature local and international soccer events (including Copa Libertadores de América and La Liga), motorsports programing (including NASCAR and World Rally Championship), combat sports (including WWE and Premier Boxing Champions), and the U.S. sports league MLB.

FNG Europe and Africa. FNG Europe and Africa distributes more than 150 basic television channels and premium sports channels, including Fox, Fox Crime, Fox Life and Fox Sports, in Europe and Africa. It also operates and distributes a free-to-air channel in Turkey. In addition to traditional means of distribution, content distribution occurs via IPTV, through mobile operators, and on an authenticated basis through Internet service providers (“ISPs”) and other online services, including Fox+ in Greece and in the Nordics, and Fox Play in France.

FNG owns a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”), a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is primarily owned by the Dutch Premier League and the global TV production company Endemol Shine Group in which the Company owns a 50% interest.

FNG Asia and Middle East. The Company broadcasts television programming over a “footprint” covering more than 55 countries in Asia and the Middle East, and also launched an Internet streaming service offering both live streaming and on-demand content under the Fox+ brand in certain Asian countries. The Company owns Fox Sports Asia, a leading sports broadcaster in Asia which operates approximately 13 channels in different languages.

In addition to traditional means of distribution, content distribution occurs via IPTV, through mobile operators, and on an authenticated basis through ISPs and other online services.

STAR India. STAR India develops, produces and broadcasts 69 channels in eight languages, which are distributed primarily via satellite to local cable and direct-to-home (“DTH”) operators. Channels are distributed in STAR India’s principal market in India, as well as throughout Asia, the United Kingdom, Continental Europe, North America, the Middle East and parts of Africa. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus and Life OK, the Hindi movie channels Star Gold, Star Utsav Movies, Star Gold Select and Movies OK, the English general entertainment channels Star World, Star World Premier HD, FX HD, the English movie channels Star Movies and Star Movies Select, the Bengali general entertainment channel STAR Jalsha, the Bengali movie channel Jalsha Movies, the Marathi general entertainment channel STAR Pravah, the South Indian languages general entertainment channels Asianet, Asianet Movies, Suvarna, Suvarna Plus, MAA, MAA Movies, MAA Music, MAA Gold and Vijay TV, and twelve STAR Sports channels. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns extensive film and television program libraries in the following languages: Hindi, Malayalam, Kannada, Telugu, Tamil, Bengali, Marathi and English.

STAR India has acquired global media rights for Board of Control for Cricket in India (“BCCI”) Domestic and International Cricket Series matches in India through the season ending 2018, the International Cricket Council global rights through the season ending 2023, Asian Cricket Council global rights through the season ending 2023, the England and Wales Cricket Board matches through the season ending 2017, English Premier League soccer through 2019, French Open tennis through 2021, Federation Internationale De Hockey through 2022, Wimbledon through 2019 and Bundesliga through 2020. Additionally, STAR India has acquired digital clip rights to International Cricket Council events through 2019.

STAR India owns a 35% minority stake in Football Sports Development Limited, a joint venture with Reliance Industrial Investments and Holdings Limited and IMG-Reliance, which operates the Indian Super League, a professional soccer league. STAR India also owns a 74% majority stake in Mashal Sports Private Limited which operates the Pro Kabaddi League.

STAR India’s on-demand streaming service, hotstar streams television shows, movies and sports in addition to original series. Hotstar’s domestic premium subscription service in India offers English-language television series and movies, featuring exclusive in India Home Box Office, Inc. (“HBO”) original programming, Disney movies and the Fox Library (as defined below).

Middle East. The Company has an approximate 47.8% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production, digital and other media businesses in Afghanistan and elsewhere in the Middle East, Central and South Asia, and Africa.

Competition

General. Cable network programming is a highly competitive business. Cable networks compete for content and distribution and, when distribution is obtained, for viewers and advertisers with free-to-air broadcast television, radio, print media, motion picture theaters, DVDs, Blu-ray high definition format discs (“Blu-rays”), Internet delivered free, advertising supported, subscription and rental services, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.

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

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2, BTN and the FSN RSNs’ respective audience. On a national level, the primary competitors to FS1, FS2, BTN and FSN are ESPN, ESPN2, NBC Sports Network, Golf Channel and league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network. In regional markets, the FSN RSNs and BTN compete with other regional sports networks, including those operated by team owners, collegiate conferences and cable television distributors, local broadcast television stations and other sports programming providers and distributors. FS1, FS2, BTN and FSN also face competition online from Major League Baseball Advanced Media, Yahoo Sports, Facebook, Twitter, ESPN.com, NBCSports.com and CBSSports.com, among others.

In addition, FS1, FS2, BTN, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations and other local and regional sports networks, including sports networks launched by team owners, collegiate conferences and cable television distributors. FS1, FS2, BTN and FSN compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and collegiate conferences. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Cable television distributors sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of the cable television distributors, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by the FSN RSNs. Additionally, cable television distributors and online and social media properties such as Amazon, Yahoo Sports and Twitter are beginning to compete with the Company’s cable sports networks by acquiring and distributing sports content to their online users.

FX and FXX. FX and FXX face competition from a number of basic cable and pay television programming services, such as USA Network (“USA”), TNT, Spike TV, HBO and Showtime Networks (“Showtime”), as well as free-to-air broadcast networks, and Internet subscription and rental services such as Netflix and Amazon, and free-to-consumer video sharing websites such as YouTube, that provide programming that targets the same viewing audience as FX and FXX. FX and FXX also face competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic Partners. In the United States, National Geographic Channels face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History, Animal Planet, Travel Channel, Science, American Heroes Channel, FYI and Tru TV, as well as free-to-air broadcast networks, sports, news and general entertainment networks which have acquired or produced competing programming and Internet subscription and rental services. Internationally, the National Geographic Channels compete with various local and foreign television services providers and distribution networks, including local broadcasters and factual channels from Discovery Communications and A&E Television Networks, for audiences, advertising, content acquisition and distribution platforms.

FNG International. Internationally, the Company’s cable businesses compete with various local and foreign television audiovisual services providers and distribution networks for audiences, advertising, content acquisition and linear/nonlinear distribution platforms.

STAR India. In India, the pay television broadcasting industry and the on-demand streaming business have several participants. STAR India’s channels compete with both pay and free-to-air channels since they are delivered primarily by common cable and DTH. STAR India also competes in India to acquire Hindi and other Indian language film and programming rights, and internationally for English film and programming rights for television series and media rights for sporting events.

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

Fox Television Stations

	DMA/Rank	Station		Digital Channel		Type	Percentage of U.S. Television Households Reached (a)
New York, NY	1	WNYW		44	(5)	UHF	6.4%
		WWOR	(b)	38	(9)	UHF
Los Angeles, CA	2	KTTV		11	(11)	VHF	4.8%
		KCOP	(b)	13	(13)	VHF
Chicago, IL	3	WFLD		31	(32)	UHF	3.0%
		WPWR	(b)(c)	51	(50)	UHF
Philadelphia, PA	4	WTXF		42	(29)	UHF	2.6%
Dallas, TX	5	KDFW		35	(4)	UHF	2.4%
		KDFI	(b)	36	(27)	UHF
San Francisco, CA	6	KTVU		44	(2)	UHF	2.2%
		KICU	(d)	36	(36)	UHF
Washington, DC	7	WTTG		36	(5)	UHF	2.2%
		WDCA	(b)	35	(20)	UHF
Houston, TX	8	KRIV		26	(26)	UHF	2.1%
		KTXH	(b)	19	(20)	UHF
Atlanta, GA	10	WAGA		27	(5)	UHF	2.1%
Tampa, FL	11	WTVT		12	(13)	VHF	1.7%
Phoenix, AZ	12	KSAZ		10	(10)	VHF	1.6%
		KUTP	(b)	26	(45)	UHF
Detroit, MI	13	WJBK		7	(2)	VHF	1.6%
Minneapolis, MN(e)	15	KMSP		9	(9)	VHF	1.5%
		WFTC	(b)	29	(29)	UHF
Orlando, FL	18	WOFL		22	(35)	UHF	1.3%
		WRBW	(b)	41	(65)	UHF
Charlotte, NC	22	WJZY		47	(46)	UHF	1.0%
		WMYT	(b)	39	(55)	UHF
Austin, TX	39	KTBC		7	(7)	VHF	0.7%
Gainesville, FL	161	WOGX		31	(51)	UHF	0.1%
TOTAL							37.3%

Source: Nielsen Media Research, January 2017

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

(b)	MyNetworkTV licensee station.
(c)	Station WPWR is an affiliate of The CW Television Network during prime time and other network time periods. MyNetworkTV programming is telecast during other time periods.
(d)	Independent station.
(e)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

In March 2017, the FCC concluded a voluntary auction to reclaim 84 megahertz (“MHz”) of television broadcast station spectrum.  Fox Television Stations had three stations’ bids to relinquish spectrum accepted by the FCC as part of the auction.  As a result, the spectrum currently utilized by stations WDCA, Washington, DC; WMYT, Charlotte, NC; and WPWR, Chicago, IL will be relinquished to the FCC in calendar year 2018.  In each of those markets, Fox Television Stations will channel share with its other station in the market in order to continue the operations of each of those three stations. For further information, see “–Business Overview–Government Regulation–Television”.

FOX Broadcasting Company (“FOX”)

FOX has 208 FOX Affiliates, including 17 stations owned and operated by the Company, which reach approximately 99.9% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming, 60 minutes of late-night programming on Saturday and 60 minutes of news programming on Sunday. During the 2016-2017 traditional broadcast season, FOX’s prime-time entertainment programming featured such series as Empire, Lethal Weapon, Last Man on Earth, The Mick, New Girl, Brooklyn Nine-Nine, Gotham, Lucifer and The Simpsons; unscripted series such as Hell’s Kitchen and Master Chef Jr.; event series such as 24: Legacy, Prison Break, and Shots Fired; and event specials such as The Rocky Horror Picture Show. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage of the NFC of the NFL and MLB (including post-season, Super Bowl LI and the World Series), as well as live coverage of the Monster Energy NASCAR Cup Series, USGA golf events (including the men’s U.S. Open), college football and basketball, UFC and international soccer (including FIFA World Cup events).

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the 18 to 34-year old adult demographic coveted by advertisers. During the 2016-2017 traditional September to May broadcast season, FOX ranked second among adults ages 18 to 49 (based on Live+7 ratings), just two-tenths of a rating point behind NBC Television Network (“NBC”). FOX ranked first among adults ages 18 to 34 (tied with NBC; based on Live+7 ratings). FOX ranked first in prime-time programming among teens ages 12 to 17 (based on Live+7 ratings). FOX has ranked first among adults ages 18 to 34 for 14 out of the past 15 years (2002-2003 to 2016-2017) and FOX has ranked first among teens ages 12 to 17 for 16 of the past 17 years (2000-2001 to 2016-2017). FOX’s Empire was the broadcast season’s third-ranked broadcast entertainment program among adults ages 18 to 49. Empire was the top-ranked broadcast entertainment program among adults ages 18 to 34 and teens ages 12 to 17 for the third consecutive season. The Mick ranked among the season’s top five new broadcast comedies among adults ages 18 to 49, while ranking as the number one new comedy among adults ages 18 to 34. FOX has five of the season’s top 15 new broadcast series, more than any other network: Lethal Weapon, 24: Legacy, Star, The Mick and Prison Break. Star was the broadcast season’s top-ranked new drama among African American adults ages 18 to 49. Inclusive of all telecasts, the median age of the FOX viewer is 49 years, as compared to 54 years for ABC Television Network (“ABC”), 55 years for NBC and 59 years for CBS Television Network (“CBS”). Excluding all sports and repeat programming, the median age of the FOX viewer is 49 years, as compared to 55 years for ABC, 56 years for NBC, and 60 years for CBS.

FOX obtains programming from major television studios, including Twentieth Century Fox Television, and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. FOX’s current licenses with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA and USGA are secured by long-term agreements.

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

FOX also distributes programming through its network-branded website, FOX.com, and its FOXNOW and Fox Sports Go applications, and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from Twentieth Television and other third party syndicators to its licensee stations. As of June 30, 2017, MyNetworkTV had license and delivery agreements covering 191 stations, including 10 stations owned and operated by the Company, reaching approximately 98% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete for audiences, programming and advertising revenue with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite program services, cable television networks, as well as other media, including DVDs, Blu-rays, and Internet-delivered free, advertising supported, subscription and rental services. In addition, FOX and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional items that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, Direct Broadcast Satellite Television (“DBS”) services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Filmed Entertainment

The Company is engaged in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2017, TCFF placed 25 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures primarily for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2017 included Hidden Figures, Logan, Jackie, and The Boss Baby. TCFF has released or currently plans to release approximately 23 motion pictures in the United States in fiscal 2018, including Deadpool 2, War for the Planet of the Apes, Kingsman: The Golden Circle, X-Men: New Mutants, Red Sparrow, The Greatest Showman, Murder on the Orient Express, Battle

of the Sexes and Three Billboards Outside Ebbing, Missouri. Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights.

In fiscal 2017, the Company distributed new release animated motion pictures produced by DreamWorks Animation SKG, Inc. (“DWA”), as well as certain other library motion pictures and programming controlled by DWA, domestically and internationally in all media including theatrical, all home media formats and certain forms of television. The Company’s arrangement with DWA for new releases ends December 2017 and TCFF does not expect to distribute any new release DWA films in fiscal 2018; however, the Company continues to have distribution rights on previously released DWA films.

Motion picture companies, such as TCFF, typically seek to generate revenues from various distribution channels. TCFF derives its worldwide revenues from motion pictures and other program distribution primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures and other programming in various home media formats, including digital distribution; (iii) distribution of motion pictures and other programming for exhibition on premium pay and subscription video-on-demand (“SVOD”) services; and (iv) distribution of motion pictures and other programming for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets. The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own companies.

Through Twentieth Century Fox Home Entertainment LLC and TCFF, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2017, the domestic home entertainment division released or re-released approximately 1,302 produced and acquired titles, including 22 new TCFF film releases, approximately 787 catalog titles and approximately 493 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 1,013 releases in fiscal 2017, including approximately 23 new TCFF film releases, approximately 647 catalog titles and approximately 343 television and non-theatrical releases. The Company enters into domestic and international license arrangements with third parties for distribution by electronic sell-through (“EST”), video-on-demand (“VOD”) and/or pay-per-view (“PPV”). Distribution on an EST basis enables consumers to acquire the right to retain programs on a permanent basis. The EST, VOD and PPV arrangements generally provide for license fees based on a percentage of the licensee’s gross receipts received from consumers and in some cases a guaranteed minimum fee per consumer transaction. In addition, these arrangements generally provide for a minimum number of scheduled PPV exhibitions per program and for continuous VOD availability of each program to consumers during a fixed period. In fiscal 2017, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 440 MGM home entertainment theatrical, catalog and television programs domestically and 437 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate Films Inc. (“Lions Gate”) (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,284 Lions Gate home entertainment theatrical, catalog and television programs and approximately 474 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2017, the domestic home entertainment division released 551 Blu-ray titles, including 22 new TCFF film releases, 436 catalog titles and 93 television and non-theatrical releases. In international markets, the Company released 474 Blu-ray titles, including 23 new TCFF film releases, 384 catalog titles and 67 television and non-theatrical releases. The Company also distributed 176 Blu-ray titles from MGM domestically and 133 titles internationally, 412 Blu-ray titles from Lions Gate domestically, and 128 Blu-ray titles from Anchor Bay domestically.

Units of TCFF license motion pictures and other programming in the United States and international markets to various third party and certain affiliated subscription pay television services, SVOD services, free television networks and basic cable programming services for distribution by means of various media, which may include DBS, cable television systems and the Internet. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license arrangements that units of TCFF have in place in the United States for subscription pay television exhibition of motion pictures is an exclusive license agreement with HBO, providing for the licensing of films initially released for theatrical exhibition. Units of TCFF also license programming to SVOD services in the United States. Such licenses enable the consumer to view individual programming selected by the viewer for a subscription fee, typically on a monthly basis. In international markets, units of TCFF license motion pictures and other programming to subscription pay television and SVOD services operated by leading third parties, as well as to such services operated by various affiliated entities of the Company. In addition, units of TCFF license motion pictures and other programming in international markets for exhibition on free television networks, including basic cable programming services, both to independent third party broadcasters as well as to services operated by affiliated entities of the Company.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others including additional entrants into the market for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is affected substantially by the public’s unpredictable response to them. The competitive risks affecting the Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs and Blu-rays, and other methods of distribution, such as EST and VOD services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Domestic Syndication Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2017, TCFTV produced television programs for FOX, FX, ABC, NBC, CBS, Turner Broadcasting System (“TBS”) and Netflix. TCFTV currently produces, or has orders to produce, episodes of the following television series: 911, Bob’s Burgers, Empire, The Exorcist, Family Guy, Ghosted, The Gifted, The Last Man on Earth, LA To Vegas,  The Mick, New Girl, The Orville, The Resident, The Simpsons, Star and The X-Files (Event Series) for FOX; American Horror Story for FX; Fresh Off The Boat, Modern Family and Speechless for ABC; The Carmichael Show and This Is Us for NBC; Life in Pieces for CBS; American Dad for TBS; and Arrested Development for Netflix. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Fox21 Television Studios (“Fox21”). Fox21 produces television programs for major U.S. cable networks and SVOD services including American Crime Story, The Americans, and Feud! for FX; Dice and Homeland for Showtime; Queen of the South for USA; Chance for Hulu; Seven Seconds for Netflix; and Genius for National Geographic Channel.

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

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, New Girl, Last Man Standing, Archer, It’s Always Sunny in Philadelphia, Family Guy, Bones, How I Met Your Mother, The Cleveland Show, Bob’s Burgers and The Simpsons to cable and broadcast networks. First-run programs distributed by Twentieth Television include television’s longest running court show Divorce Court, the entertainment magazine program Dish Nation and the fall 2017 launch of Top 30 and Page Six TV. Additionally, Twentieth Television also sells national advertising on behalf of other third party syndicators.

Competition. Similar to motion picture production and distribution, production and distribution of television programming is extremely competitive. The Company competes with other film studios, independent production companies, Internet subscription and rental service providers including additional entrants into the market, and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. In addition, television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from other non-affiliated parties.

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying ownership and distribution rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series, the Die Hard series, the X-Men series, Independence Day, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Juno, Life of Pi, the Taken series, 12 Years a Slave, The Martian and Deadpool. In addition, the Company has distributed three of the top 10 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), and Star Wars Episode I: The Phantom Menace.

The Fox Library contains varying ownership and distribution rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, How I Met Your Mother, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, Arrested Development, Futurama, Glee, Last Man Standing, Sleepy Hollow, Sons of Anarchy, The Shield, Burn Notice, Malcolm in the Middle, Raising Hope, White Collar and NYPD Blue, as well as prior seasons of such current series as The Simpsons, The Americans, Family Guy, Modern Family, Homeland, New Girl, Bob’s Burgers, American Dad, American Horror Story, Empire, Fresh Off The Boat and Last Man on Earth.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate overhead and eliminations.

Equity Interests

Sky

The Company holds an approximate 39% interest in Sky. Sky’s ordinary shares are listed on the London Stock Exchange under the symbol “SKY”. Sky is the UK’s leading entertainment and communications provider, operating the most comprehensive multichannel, multi-platform pay television service in the UK, Ireland, Germany, Austria and Italy. Sky retails subscription television services to residential and commercial premises in the UK, Ireland, Germany, Austria and Italy as well as communications services to residential and commercial premises in the UK and Ireland. In addition to the retail and broadcast operations, Sky operates a number of other businesses including wholesaling its channel portfolio, selling advertising on its own and partner channels and its international television distribution operation. In November 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC International, increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. In December 2016, the Company announced it reached agreement with Sky on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own, at a price of £10.75 per Sky share (approximately $15 billion in the aggregate). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Sky Acquisition. The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. Subject to satisfaction of the outstanding conditions, the Sky Acquisition is expected to close by June 30, 2018. For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

Hulu

The Company has an approximate 30% equity interest in Hulu, LLC (“Hulu”) which operates subscription-based services that offer: (i) both linear and on-demand video programming and (ii) on-demand only video programming. Hulu also provides on-demand video programming for distribution through certain advertising-supported, free-to-the-consumer services, including Yahoo View. These services offer video content from Fox and the other partners in Hulu – NBCUniversal, The Walt Disney Company, and Time Warner Inc. Hulu’s subscription service for linear and on-demand video programming includes over 50 linear channels and such channels’ on-demand video content. Hulu’s on-demand only services include video content from over 200 other third-party content licensors. Hulu’s subscription-based on-demand only video service is available on a monthly basis at Hulu.com and all services are available on a monthly basis through software applications on many Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes. For further information, see Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Hulu Indemnity”.

Endemol Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed a joint venture in December 2014 to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The Company and Apollo have an equal ownership interest in the joint venture. Endemol Shine Group, a global multi-platform content provider, has creative operations across all the world’s major markets, with a diverse portfolio, both scripted and non-scripted, coupled with digital, gaming, and distribution operations. In calendar year 2016, Endemol Shine Group produced more than 800 productions, in 76 territories airing on more than 280 channels around the world. (See Note 7 – Investments to the accompanying Consolidated Financial Statements of the Company for further discussion).

Tata Sky

The Company holds an approximate 20% direct interest and an approximate 10% indirect economic interest in Tata Sky Limited which owns and operates a DTH platform in India.

Other Investments

The Company has a minority equity interest in Vice Holdings Inc., a digital media company.

The Company has a minority equity interest in DraftKings, Inc., a leading operator of online fantasy games and contests.

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

Most television services within Asia, whether free-to-air or pay television, are also subject to licensing requirements. In addition, most countries in which the Company operates control the content offered by local broadcast operators through censorship requirements and standards and practices policies to which program suppliers, such as the Company, are subject. Certain countries also require a minimum percentage of local content or restrict foreign channels available within a market. Other countries require local broadcast operators to obtain government approval to retransmit foreign programming.

Additional categories of regulation of actual or potential significance to the Company are restrictions on foreign investment in distribution platforms and broadcast licensees, limitations on foreign participation in local television programming production, limitations on exclusive arrangements for channel distribution and non-discrimination requirements for supply or carriage of programming and anti-competition or anti-trust legislation. Such restrictions are different in each country.

India. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and through DTH and IPTV delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations. The government allows 100% foreign direct investment in distribution platforms and 49% foreign direct investment in electronic news. Effective November 2015, government approval is no longer required for foreign direct investment in non-“news and current affairs” (i.e. entertainment) television channels. In addition, the government does not permit broadcasters to own directly more than 20% of distribution platforms.

All distribution platforms are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. Indian law requires that all film and media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content. The Indian Broadcasting Foundation has issued Self-Regulatory Guidelines that apply to the programming on non-news and current affairs channels.

Certain wholesale and retail channel tariffs are under review after intervention by the Indian courts. While there is no tariff regulation for DTH at the retail level, broadcasters are required under an interim order by the court to offer their channels to DTH platforms at 42% of the rates charged to analog cable. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In 2011, the Cable Television Act was amended and new rules were issued mandating that cable networks switch from analog to digital systems. The Telecom Regulatory Authority of India (the “TRAI”) issued rules that mandated, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. This new regime, which brings digital cable pricing in line with DTH, was fully implemented in March 2017.

Channel prices in India have been frozen since 2003 and occasional inflationary adjustments have been allowed in the past. The TRAI allowed a 27.5% inflation based increase in channel rates that was to be implemented by January 1, 2015. However, the Indian court remanded the matter back to the TRAI for reconsideration. In May 2016, the TRAI struck down the increase and held that no inflationary hikes are required. The Company, along with other broadcasters, has filed an appeal before the Telecom Disputes Settlement and Appellate Tribunal which is pending.

The TRAI introduced new tariff regulations in March 2017 which cap the maximum retail price per subscriber per month for channels offered as part of a bouquet. These regulations were challenged by STAR India on the basis that, among other things, the TRAI does not have the authority to regulate the price of television channels which are protected as broadcast reproduction rights under the Indian Copyright Act. While the new regulations were permitted to be notified in March 2017, a subsequent order of the Supreme Court of India requires the TRAI to maintain status quo as of December 2016 while the challenge is pending in the Indian courts.

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

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, pay-TV operators are required to carry certain government operated channels. In addition, Argentina regulations reduced the available advertising inventory on the channels by half to six minutes per hour, which must be accumulated within a four-hour consecutive programming block. In Brazil, regulations require, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours (the “Quota Requirement”), half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. In order to encourage the local industry and the production of Brazilian content, new restrictions continue to be established defining the type of content that may be considered Brazilian content for purposes of the Quota Requirement. Compliance with these regulations increases the cost of doing business by imposing additional production/acquisition costs as well as third party administrative and legal expenses.

Europe. The sectors in which the Company operates in Europe are subject to both general competition laws and sector specific regulation. The regulatory regime applicable to the electronic communications and broadcasting sectors is, to a large extent, based on European Union (“EU”) law comprised in various EU directives that require EU member states to adopt national legislation to give effect to the directives’ objectives, while leaving the precise manner and form of the national legislation to the discretion of each member state. The Electronic Communications Directives regulate the provision of communication services, including networks and transmission services that are involved in the broadcasting of television services as well as the provisions of services and facilities associated with the operation of digital television platforms. The AudioVisual Media Services Directive sets out the basic principles for the regulation of television broadcasting activity, including broadcasting licensing, advertising and content regulation, and imposes production and investment quotas, obligations to transmit European content for at least 50% of the day and limitations on advertising time. The Satellite and Cable Directive provides the European legal framework for the right of communication to the public by satellite and for the retransmission of broadcast signals from one member state by cable operators in another member state. Each European country also has the right to adopt more strict rules.

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

Since 2015, as part of its Digital Single Market Strategy, the EC commenced a number of initiatives, including legislative proposals to allow for broader access to online content across EU countries, as well as consultations to review the Satellite and Cable Directive, the AudioVisual Media Services Directive and the Electronic Communications Directive. In June 2017, the EC adopted new portability regulations, which become effective in calendar year 2018, to allow consumers who paid for online content services in their home country to access them when visiting another country within the EU. It is not possible to predict the impact of these portability regulations or other initiatives on the Company’s business or the timing or outcome of other initiatives.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 MHz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct a voluntary auction of television broadcast station spectrum. That auction concluded in March 2017 with the FCC reclaiming 84 MHz of broadcast spectrum. Stations that continue their operations may be “repacked” into the remaining, smaller broadcast spectrum band, and some stations may have to change channels as part of a 39-month transition process. In implementing the auction, the FCC was required by legislation to assist stations in retaining their current coverage areas and to establish a fund to reimburse broadcasters for reasonable channel relocation expenses. Fox Television Stations had three stations’ bids to relinquish spectrum accepted by the FCC as part of the auction. Of its remaining stations, nine will be required to repack during the transition. The broadcast industry is continuing to explore additional uses for currently allocated spectrum. It is expected that the FCC repacking will involve additional rulemaking proceedings and will take several years to complete. It is not possible to predict the timing or outcome of implementation of any additional steps under the Broadband Plan or the repacking, or their effect on the Company.

On December 22, 2011, the FCC commenced the next quadrennial review of its broadcast ownership regulations required by the 1996 Telecom Act, proposing only minor modifications to its rules. That review was never completed. In early 2014, the FCC announced its intention to combine the 2011 review with the quadrennial review scheduled for 2014. The FCC completed the 2014 review in August 2016. The FCC adopted only minor modifications that are not likely to affect the impact of the FCC ownership rules on the Company’s ownership of media properties. Several parties, however, sought reconsideration of the FCC’s decision, asking that the FCC eliminate the newspaper/broadcast cross-ownership rule, which prohibits common ownership of broadcast stations and daily newspapers, as well as the local television ownership rule limiting the number of stations that a single entity can own in any geographic market.  The reconsideration requests remain pending and it is not possible to predict the timing or outcome of FCC action in response to these requests.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. In August 2016, the FCC adopted an order to eliminate the so-called “UHF discount” under which UHF stations are attributed with only 50% of the television households in their markets for purposes of calculating compliance with the national station ownership cap. Following a request for reconsideration, however, the FCC reversed its decision and reinstated the UHF discount in April 2017.  The reinstatement decision is under appeal in the United States Court of Appeals for the D.C. Circuit. If the court determines that the FCC’s decision to reinstate the UHF discount was unlawful, it may affect the Company’s ability to acquire television stations in additional markets. Even in the event that the UHF discount is again eliminated, the Company’s national audience reach would remain below the national station ownership cap. It is not possible to predict the timing or outcome of the pending court appeal or any potential remand proceeding at the FCC.

Fox Television Stations owns two television stations in the New York DMA. By virtue of the Murdoch Family Trust’s ownership interest in both News Corp and the Company, Fox Television Stations also retains an attributable interest in The New York Post, a daily newspaper in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the The New York Post and WNYW (TV). On August 8, 2014, the FCC’s Media Bureau

granted a new temporary waiver of the newspaper/broadcast cross-ownership rule to permit the common ownership of the The New York Post and WWOR-TV; the waiver was set to remain in effect until 90 days after the effective date of an FCC order in the 2014 quadrennial review of the media ownership regulations (concluded in 2016) that either adopts a new rule or upholds the existing rule, at which time Fox Television Stations was required to either (1) comply with the rule then in effect or (2) file a new request for a waiver of such rule. Fox Television Stations therefore filed with the FCC a request for a new waiver on February 28, 2017. Fox Television Stations also filed a request for a brief extension of the pre-existing temporary waiver to the extent necessary to preserve the status quo while the FCC reviews the matter. Parties opposed to the waiver request filed objections with the FCC and, as also noted above, the FCC has requests pending for it to reconsider its 2016 decision to retain the newspaper/broadcast cross-ownership rule. It is not possible to predict the timing or outcome of the FCC’s action on the reconsideration or waiver requests or their effect on the Company.

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

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. On September 2, 2015, the FCC initiated a new proposed rulemaking seeking comment on whether the FCC should make changes to its rules that require commercial broadcast television stations to negotiate retransmission consent with cable and satellite operators in “good faith.” The Chairman of the FCC announced in July 2016 that the Commission will not proceed at this time to adopt additional rules governing good faith negotiations for retransmission consent.

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

Modifications to the Company’s programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of Fox Television Stations and FOX. If indecency regulation is extended to Internet or cable and satellite programming, and such extension was found to be constitutional, some of the Company’s other programming services could be subject to additional regulation that might affect subscription and viewership levels.

The FCC continues to enforce strictly its regulations concerning sponsorship identification, political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. In addition, the Federal Trade Commission has increased its focus on unfair and deceptive advertising practices, particularly with respect to social media marketing. Both FCC and FTC rules and guidance require marketers to clearly and conspicuously disclose whenever there has been payment for a marketing message or when there is a material connection between an advertiser and a product endorser. FCC rules also require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance has been required since July 1, 2012 and, as of July 1, 2015, applies to FOX affiliates in the Top 60 markets. Fox News Channel, which from time to time has been among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. In July 2017, the FCC modified its video description rules to require covered stations and networks to carry 87.5 hours of prime time or children’s programming per calendar quarter with video descriptions. The FCC had previously also proposed to require compliance by the top ten non-broadcast networks and to impose a no-backsliding rule such that networks would remain subject to the requirements even if they fall out of the top five or top ten ranking.  The FCC declined to pursue these two concepts at this time. It is not possible to predict the timing or outcome of the FCC’s proposal. The same statute requires programming that was captioned on television to retain captions when distributed via Internet

Protocol apps or services. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V-Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license. Violation of FTC-imposed obligations can result in enforcement actions, litigation, consent decrees and, ultimately, substantial monetary fines.

Filmed Entertainment

United States. TCFF is subject to the provisions of so-called “trade practice laws” in effect in approximately half of the states relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, pursuant to various consent judgments, TCFF and certain other motion picture companies are subject to certain restrictions on their trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis and, in some cases, a prohibition against the ownership of theaters.

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

Privacy and Information Regulation

The Children’s Online Privacy Protection Act (“COPPA”) prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” The Video Privacy Protection Act (“VPPA”) prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider.” The Telephone Consumer Protection Act (“TCPA”) restricts marketing communications such as text and calls without explicit consent. The Company’s online services, websites and other business activities may be subject to COPPA, CAN-SPAM, VPPA and TCPA requirements and the accompanying risk of enforcement and litigation.

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On March 26, 2012, the Federal Trade Commission (“FTC”) released a report on consumer privacy setting forth a detailed privacy framework and urging industry to accelerate the pace of adoption of self-regulatory measures. Since then, the FTC has released additional reports on privacy and security topics, including reports on data brokers (May 2014), Big Data (January 2016) and cross-device tracking (January 2017), and it has continued to bring enforcement actions.

A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements and cybersecurity. Many state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches, and state attorneys general have made consumer privacy and data security an enforcement focus. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. These principles were extended in November 2011 to the use of online consumer data for purposes other than advertising, in July 2013 to the mobile environment and in November 2015 to cross-device tracking. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has enacted a new General Data Protection Regulation (“GDPR”) that will replace the current Data Protection Directive in May 2018. The GDPR will tighten regulation of the collection, use and security of personal data and will continue to restrict the trans-border flow of such data while increasing the potential fines for non-compliance. Several European countries have issued new guidelines under the EU e-Privacy (Cookie) Directive that require robust disclosures and consumer choice before a user can be tracked online. The EC has proposed a new e-Privacy Regulation (“e-PR”) that would supersede the existing Directive and is intended to become effective at the same time as the GDPR.  If adopted, the new e-PR would require extensive privacy warnings about third party tracking tools and would establish express consent as the only valid basis for third party processing of personal data for advertising or cross-domain analytics. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. It is unclear how compliance with the GDPR will affect the Company’s business and it is not possible to predict whether the e-PR will be enacted as proposed. Canada, Australia, Russia, China, Japan and other countries in South/Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements.

The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, books and other publications, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and DTH satellite services, operation of websites, and through the sale of products, such as DVDs, Blu-rays, video games, collectible merchandise, apparel, books and publications, among others.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video-on-demand, downloadable content and simultaneous live streaming of broadcast content, offerings by cable providers of smaller packages of programming to customers at price points lower than traditional cable distribution offerings and the trend of consumers “cord-cutting” or cancelling their multi-channel video programming distributors (“MVPD”) subscriptions could adversely affect demand for our cable channels.  Enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. In addition, increased video consumption through streaming apps and digital MVPD services with no advertising or less advertising than on video programming networks, time shifted viewing of television programming and the use of DVRs to skip advertisements could also negatively affect the Company’s advertising revenues. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

The Company’s Businesses Operate in Highly Competitive Industry.

The Company competes with other media companies for content to achieve large audiences and distribution relationships, and to generate advertising revenue. The Company also competes for distribution on various multichannel video programming distributors and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and motion pictures and adapt to new technologies and distribution platforms, which are increasing the number of media and entertainment choices available to audiences. Competition for audiences and/or advertising comes from: broadcast television networks; cable television systems and networks; film studios;

Internet-delivered free, advertising supported, subscription and rental services; other sources of information and entertainment; radio; print and other media. Increased competition from additional entrants into the market for development and production of original programming may increase our costs of development and production including obtaining creative and technical personnel. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the value of the rights we acquire or retain cannot be predicted with certainty in the future. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

The Inability to Renew Sports Programming Rights Could Cause the Company’s Affiliate and Advertising Revenue to Decline Significantly in any Given Period or in Specific Markets.

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights or renewal on less favorable terms could impact the extent of the sports coverage offered by the Company and its affiliates, as it relates to FOX, and could adversely affect the Company’s advertising and affiliate revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its television stations and broadcast and cable networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations and broadcast and cable networks are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. Failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our business. Further, a decrease in advertising expenditures, reduced demand for the Company’s offerings or the inability to obtain market ratings that adequately measure demand for the Company’s content on personal video recorders and mobile devices could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

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

The Company Relies on Network and Information Systems and Other Technology Whose Degradation, Failure or Misuse, Could Cause a Disruption of Services or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which has been material to the Company to date. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service, or sabotage systems change frequently. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Significant security breaches, such as misappropriation, misuse, alteration, theft, loss, leakage, falsification, accidental or premature release, or otherwise improper disclosure of information maintained in the Company’s information systems and networks or those of our vendors, including financial, personal, confidential and proprietary information relating to personnel, customers, vendors and our business, including our intellectual property, or a degradation or interruption in the technologies and networks that facilitate content distribution could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue. In addition, the Company may be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, and may require us to expend significant resources to remedy any such security breach.

Technological Developments May Increase the Threat of Content Piracy and Signal Theft and Limit the Company’s Ability to Protect Its Intellectual Property Rights.

Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, cable and other programming, as well as pre-release content. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.

The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of the Company’s rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease, or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the

Company’s overall ability to protect its intellectual property rights across other jurisdictions. In addition, many parts of the world where piracy is prevalent lack effective copyright and other legal protections or enforcement measures. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any U.S. or international laws intended to combat piracy and protect intellectual property are repealed or weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Cash Flows and Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company’s operations are conducted in foreign currencies. The Company has acquired and may in the future acquire assets and businesses using foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its cash flows and results of operations in a given period or in specific markets. As part of the Sky Acquisition, the Company will be obligated to pay the Sky shareholders cash consideration in Pounds Sterling thereby increasing the Company’s exposure to exchange rate fluctuations for Pounds Sterling. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, and has purchased a foreign currency exchange option to limit its foreign currency exchange rate risk in connection with the Sky Acquisition, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations, including in Latin America, may be classified in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing, including financing for the Sky Acquisition. While the Company has entered into the Bridge Credit Agreement, we intend to obtain permanent financing in the capital markets to fund a portion of the purchase price for the Sky Acquisition in lieu of utilizing funds available under the Bridge Credit Agreement, but we cannot guarantee that the Company will obtain such permanent financing on terms that are acceptable to the Company or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs, which may have a significant adverse impact on our business. See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

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

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Executive Chairmen K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, and Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman, and our Chief Executive Officer James Murdoch, who serves as a director of News Corp. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

The Sky Acquisition Involves a Number of Risks, including, among others, the Risk that the Sky Acquisition is Not Completed on a Timely Basis, or at All, and Risks Associated with the Company’s Use of a Significant Portion of its Cash and Taking on Significant Additional Indebtedness.

The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company, and the scheme of arrangement becoming effective by October 15, 2018. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland.

The Company cannot predict with certainty whether and when any of the outstanding conditions will be satisfied. If the Sky Acquisition does not receive, or timely receive, the required regulatory approvals and clearances and requisite approval of Sky shareholders unaffiliated with the Company, any delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences, including, in the event that certain regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement, the payment of a £200 million break fee payable by the Company, that may materially and adversely affect the Company’s business, financial condition and results of operations and the price per share for the Company’s common stock could be negatively impacted. If regulatory authorities seek to impose any material conditions in connection with granting any approvals required to complete the Sky Acquisition, our business and results of operations may be adversely affected.

In addition, the Sky Acquisition will require the use of a significant portion of the Company’s cash and increase the amount of debt on the Company’s balance sheet leading to substantial additional interest expense. These factors could limit the Company’s flexibility to respond to changing business and economic conditions and reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. If the Sky Acquisition is completed but the financial performance of the Company after the acquisition does not meet management’s current expectations, the Company’s ability to reduce its level of indebtedness may be adversely impacted. More information regarding risks related to financing the Sky Acquisition is set forth above in the risk factor describing the Company’s exposure to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets.

Allegations of Misconduct at the Company’s Fox News Channel Business Unit Could Impact the Operations and Management of the Business Unit.

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination related to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. We have also received regulatory and investigative inquiries and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Since July 2016, the CEO of Fox News Channel resigned and there have been other significant changes in the management of the business unit. In addition, the network’s primetime lineup has significantly changed which could have a negative impact on our ratings.

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

(b)	The leased office space at Fox Plaza, located adjacent to the Fox Studios Lot, in Los Angeles, California;
(c)	The leased U.S. headquarters of the Company, which includes home offices for Fox News and various other operations, and the owned facilities of Fox Television Stations, located in New York, New York;
(d)	The leased office and production facilities of Blue Sky Studios in Greenwich, Connecticut;
(e)	The leased and owned offices of FSN, Inc. at various locations for studio sports broadcasting;
(f)	The leased and owned facilities of Fox Television Stations at various locations; and
(g)	The leased sports broadcasting and production facility of FNG Latin America in Mexico City, Mexico.

South America

The Company’s principal real properties in South America are the following:

(a)	The owned broadcasting and transmission facility of FNG Latin America in Buenos Aires, Argentina;
(b)	The owned sports broadcasting and production facility of FNG Latin America in Rio de Janeiro, Brazil; and
(c)	The owned production facility, film stages, warehouses and office of FNG Latin America in Bogota, Colombia.

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

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The Company has also received regulatory and investigative inquiries relating to these matters and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock are listed and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively. As of June 30, 2017, there were approximately 31,500 holders of record of shares of Class A Common Stock and 10,300 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend(a)	High	Low	Dividend(a)
Fiscal Year Ended June 30,
2016
First Quarter	$33.52	$25.41	$0.15	$34.49	$25.19	$0.15
Second Quarter	31.50	27.23	-	31.28	27.07	-
Third Quarter	28.21	24.21	0.15	28.23	24.14	0.15
Fourth Quarter	30.93	26.26	-	31.06	26.37	-
2017
First Quarter	28.62	24.12	0.18	28.12	23.57	0.18
Second Quarter	28.48	24.68	-	28.64	24.35	-
Third Quarter	31.82	28.00	0.18	32.44	28.72	0.18
Fourth Quarter	31.57	26.53	-	32.15	26.74	-

(a)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors (the “Board”). Subsequent to June 30, 2017, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 18, 2017 with a record date for determining dividend entitlements of September 13, 2017.

The Board has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which these buyback authorizations are expected to be completed. As of June 30, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $3 billion under the fiscal 2017 authorization and $110 million under the fiscal 2016 authorization.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the fiscal year ended June 30, 2017:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
Total first quarter fiscal 2017	15,718,522	$26.08	$410
Total second quarter fiscal 2017	4,801,833	27.49	132

Total fiscal 2017	20,520,355		$542

The Company did not repurchase any of its Class B Common Stock during the fiscal year ended June 30, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2017(a)	2016(a)	2015(a)	2014(b)	2013(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$28,500	$27,326	$28,987	$31,867	$27,675
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	2,996	2,763	8,373	3,785	6,820
Net income attributable to Twenty-First Century Fox, Inc. stockholders	2,952	2,755	8,306	4,514	7,097
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.62	$1.42	$3.94	$1.67	$2.91
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.61	$1.42	$3.93	$1.67	$2.91
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.59	$1.42	$3.91	$1.99	$3.03
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.59	$1.42	$3.90	$1.99	$3.03
Cash dividend per share	$0.360	$0.300	$0.275	$0.250	$0.170

	As of June 30,
	2017	2016	2015	2014	2013
	(in millions)
BALANCE SHEET DATA
Cash and cash equivalents	$6,163	$4,424	$8,428	$5,415	$6,659
Total assets(d)	50,724	48,193	49,868	54,628	50,785
Borrowings(d)	19,913	19,553	18,868	18,893	16,299
Twenty-First Century Fox, Inc. stockholders' equity	15,722	13,661	17,220	17,418	16,998

(a)

See Notes 2, 3, 4, 5, 6, 7 and 22 to the accompanying Consolidated Financial Statements of the Company for information with respect to significant acquisitions, disposals, discontinued operations, accounting changes, impairment charges, restructuring charges and other transactions during fiscal 2017, 2016 and 2015.

(b)

In fiscal 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (the “YES Network”), increasing the Company’s ownership interest to an 80% controlling interest, for approximately $680 million, net of cash acquired. As a result of this transaction, the Company consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt. Also in fiscal 2014, a subsidiary of News Corp (as defined below), prior to the Separation (as defined below), had filed for tax reimbursement in a foreign jurisdiction. During fiscal 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and would reimburse the taxes plus interest to News Corp. As of June 30, 2014, the net amount that the Company received, pursuant to the tax sharing and indemnification agreement with News Corp, was approximately $720 million, which was included in income from discontinued operations, net of tax. Also during fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC, its 50% interest in STAR CJ Network India Pvt. Ltd. and its 12% interest in Phoenix Satellite Television Holdings Ltd. for approximately $465 million. The Company recorded a gain on these transactions.

(c)

In fiscal 2013, the Company acquired additional shares of Sky Deutschland AG (“Sky Deutschland”) increasing the Company’s ownership interest to approximately 55%. As a result of this transaction, the carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion. Also during fiscal 2013, the Company sold its 49% investment in NDS Group Limited to Cisco Systems Inc. for approximately $1.9 billion. The Company recorded a gain of approximately $1.4 billion on this transaction. Additionally, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations.” The Company distributed approximately $2.4 billion to News Corp.

(d)

On July 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on a retrospective basis. The adoption of ASU 2015-03 resulted in a $172 million, $171 million, $165 million and $159 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheets as of June 30, 2016, 2015, 2014 and 2013, respectively.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2017 or early fiscal 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for fiscal 2017, 2016 and 2015. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for fiscal 2017, 2016 and 2015, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The Direct Broadcast Satellite Television (“DBS”) segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively, the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Italia and Sky Deutschland”). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom (“U.K.”) and Ireland.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations.

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

The television operations derive revenues primarily from the sale of advertising, and to a lesser extent, affiliate fee revenue. Adverse changes in general market conditions for advertising may affect revenues.

U.S. law governing retransmission consent revenue, recognized as affiliate fees, provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs who carry the Company’s broadcast signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company by MVPDs that distribute the signals of the Company’s owned and operated television stations. The Company also receives compensation from independently-owned television stations that are affiliated with FOX and receive retransmission consent fees from MVPDs for their signals.

The most significant operating expenses of the Cable Network Programming segment and the Television segment are the acquisition and production expenses related to programming, marketing and promotional expenses, and the expenses related to operating the technical facilities of the cable network or broadcaster. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

The profitability of U.S. national sports contracts and certain international sports rights agreements is based on the Company’s best estimates at June 30, 2017 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at June 30, 2017, additional amortization of rights may be recognized. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of live-action and animated motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu-rays, licensing through digital distribution platforms, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently made available via digital distribution platforms and released in seasonal DVD and Blu-ray box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical, home entertainment and digital distribution releases, the number of its original and returning television series that are aired by television networks and cable channels and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment products and services (including subscription rentals, rental kiosks and digital distribution platforms), have been compressing and may continue to change in the future. A further reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment.

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

Other Business Developments

See Note 3 – Acquisitions, Disposals and Other Transactions, under the heading “Fiscal 2017” to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for a discussion of the Company’s business developments.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2017 versus Fiscal 2016

The following table sets forth the Company’s operating results for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Affiliate fee	$12,172	$11,221	8%
Advertising	8,039	7,659	5%
Content	7,707	7,949	(3)%
Other	582	497	17%

Total revenues	28,500	27,326	4%
Operating expenses	(17,775)	(17,129)	4%
Selling, general and administrative	(3,617)	(3,675)	(2)%
Depreciation and amortization	(553)	(530)	4%
Impairment and restructuring charges	(315)	(323)	(2)%
Equity losses of affiliates	(41)	(34)	21%
Interest expense, net	(1,219)	(1,184)	3%
Interest income	36	38	(5)%
Other, net	(327)	(335)	2%

Income from continuing operations before income tax expense	4,689	4,154	13%
Income tax expense	(1,419)	(1,130)	26%

Income from continuing operations	3,270	3,024	8%
Loss from discontinued operations, net of tax	(44)	(8)	**

Net income	3,226	3,016	7%
Less: Net income attributable to noncontrolling interests	(274)	(261)	5%

Net income attributable to Twenty-First Century Fox stockholders	$2,952	$2,755	7%

**	not meaningful

Overview – The Company’s revenues increased 4% for fiscal 2017, as compared to fiscal 2016, primarily due to higher affiliate fee, advertising and other revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber at the domestic channels. The increase in advertising revenue was primarily due to the broadcast of Super Bowl LI in February 2017, higher ratings and pricing at Fox News Channel (“Fox News”) and the broadcast of the Major League Baseball (“MLB”) World Series, which benefited from higher ratings and two additional games. Partially offsetting these increases in advertising revenue were lower entertainment advertising revenue at both FOX and the Company’s television stations due to lower entertainment ratings at FOX as compared to fiscal 2016, which included the final season of American Idol. The increase in other revenues was primarily due to the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”). The decrease in content revenue was primarily attributable to lower worldwide theatrical and home entertainment revenues from motion pictures partially offset by higher subscription video-on-demand (“SVOD”) and network and syndication revenues. The 4% revenue increase is net of a decrease of approximately $220 million due to the strengthening of the U.S. dollar against local currencies for fiscal 2017, as compared to fiscal 2016.

Operating expenses increased 4% for fiscal 2017, as compared to fiscal 2016, primarily due to higher sports programming rights amortization at the Cable Network Programming and Television segments, including Super Bowl LI at the Television segment, and the acquisition of the NGS Media Business partially offset by lower marketing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses decreased 2% for fiscal 2017, as compared to fiscal 2016, primarily due to lower compensation expense partially offset by the acquisition of the NGS Media Business.

Impairment and restructuring charges – See Note 5 – Restructuring Programs and Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Equity losses of affiliates – Equity losses of affiliates increased $7 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher losses at Hulu, LLC (“Hulu”) and lower equity earnings for Sky principally due to the impact of the strengthening of the U.S. dollar against the Pound Sterling partially offset by improved results at Endemol Shine Group (formerly referred to as Endemol Shine CORE Joint Venture). For fiscal 2016, Endemol Shine Group’s results include the Company’s proportionate share related to the loss on deconsolidation of a subsidiary and other impairment charges of approximately $95 million (See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other Equity Affiliates”).

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Sky	$338	$383	(12)%
Other equity affiliates	(379)	(417)	9%

Equity losses of affiliates	$(41)	$(34)	21%

Interest expense, net – Interest expense increased $35 million for fiscal 2017, as compared to fiscal 2016, primarily due to the bridge credit agreement (as described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”) and higher average debt outstanding as a result of the issuance in November 2016 of $450 million of 3.375% Senior Notes due 2026 and $400 million of 4.750% Senior Notes due 2046.

Other, net – See Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s tax provision and related effective tax rate of 30% for fiscal 2017 was lower than the statutory rate of 35% primarily due to a 3% benefit from domestic production activities and a 2% benefit from the Company’s foreign operations.

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

Net income – Net income increased for fiscal 2017, as compared to fiscal 2016, primarily due to higher operating results.

Results of Operations—Fiscal 2016 versus Fiscal 2015

The following tables set forth the Company’s operating results for fiscal 2016, as compared to fiscal 2015, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues
Affiliate fee	$11,221	$10,353	8%
Subscription	-	1,964	(100)%
Advertising	7,659	7,609	1%
Content	7,949	8,677	(8)%
Other	497	384	29%

Total revenues	27,326	28,987	(6)%
Operating expenses	(17,129)	(18,561)	(8)%
Selling, general and administrative	(3,675)	(3,784)	(3)%
Depreciation and amortization	(530)	(736)	(28)%
Impairment and restructuring charges	(323)	(502)	(36)%
Equity (losses) earnings of affiliates	(34)	904	**
Interest expense, net	(1,184)	(1,198)	(1)%
Interest income	38	39	(3)%
Other, net	(335)	4,698	**

Income from continuing operations before income tax expense	4,154	9,847	(58)%
Income tax expense	(1,130)	(1,243)	(9)%

Income from continuing operations	3,024	8,604	(65)%
Loss from discontinued operations, net of tax	(8)	(67)	(88)%

Net income	3,016	8,537	(65)%
Less: Net income attributable to noncontrolling interests	(261)	(231)	13%

Net income attributable to Twenty-First Century Fox stockholders	$2,755	$8,306	(67)%

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Total revenues	$27,326	$28,987	(6)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(2,035)	(100)%

Adjusted total revenues	$27,326	$26,952	1%

Revenues (excluding Direct Broadcast Satellite Television)
Affiliate fee	$11,221	$10,396	8%
Advertising	7,659	7,503	2%
Content	7,949	8,700	(9)%
Other	497	353	41%

Adjusted total revenues	$27,326	$26,952	1%

**	not meaningful

Overview – The Company’s revenues decreased 6% for fiscal 2016, as compared to fiscal 2015. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 1% for fiscal 2016, as compared to fiscal 2015, primarily due to higher affiliate fee and advertising revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber across most channels, and the increase in advertising revenue was led by higher pricing at Fox News and increases at the international cable channels. The decrease in content revenue was primarily attributable to lower worldwide home entertainment and theatrical revenues and the effect of the disposition of Shine Group in December 2014. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $725 million for fiscal 2016, as compared to fiscal 2015.

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

Impairment and restructuring charges – See Note 5 – Restructuring Programs and Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $938 million for fiscal 2016, as compared to fiscal 2015, primarily due to lower results at Sky. Included in Sky’s results for fiscal 2015 was the Company’s proportionate share of approximately $790 million of Sky’s gains related to the sale of its investments in NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC International”), Sky Betting & Gaming (“Sky Bet”) and ITV plc. Also contributing to this decrease were lower results at Endemol Shine Group (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Shine Group”) and Hulu. Endemol Shine Group’s results for fiscal 2016 include the Company’s proportionate share related to the loss on deconsolidation of a subsidiary and other impairment charges of approximately $95 million (See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other Equity Affiliates”).

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Sky	$383	$1,139	(66)%
Other equity affiliates	(417)	(235)	(77)%

Equity (losses) earnings of affiliates	$(34)	$904	**

**	not meaningful

Interest expense, net – Interest expense decreased $14 million for fiscal 2016, as compared to fiscal 2015, primarily due to the effect of the amendment to the YES Network credit agreement in fiscal 2015 (as described in Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank loans”) partially offset by higher average debt outstanding as a result of the issuance in October 2015 of $600 million of 3.70% Senior Notes due 2025 and $400 million of 4.95% Senior Notes due 2045.

Other, net – See Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

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

Fiscal 2017 versus Fiscal 2016

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$4,689	$4,154	13%
Add
Amortization of cable distribution investments	65	75	(13)%
Depreciation and amortization	553	530	4%
Impairment and restructuring charges	315	323	(2)%
Equity losses of affiliates	41	34	21%
Interest expense, net	1,219	1,184	3%
Interest income	(36)	(38)	(5)%
Other, net	327	335	2%

Total Segment OIBDA	$7,173	$6,597	9%

The following table sets forth the computation of Total Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues	$28,500	$27,326	4%
Operating expenses	(17,775)	(17,129)	4%
Selling, general and administrative	(3,617)	(3,675)	(2)%
Amortization of cable distribution investments	65	75	(13)%

Total Segment OIBDA	$7,173	$6,597	9%

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$16,130	$15,029	7%
Television	5,649	5,105	11%
Filmed Entertainment	8,235	8,505	(3)%
Other, Corporate and Eliminations	(1,514)	(1,313)	(15)%

Total revenues	$28,500	$27,326	4%

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$5,601	$5,145	9%
Television	894	744	20%
Filmed Entertainment	1,051	1,085	(3)%
Other, Corporate and Eliminations	(373)	(377)	1%

Total Segment OIBDA	$7,173	$6,597	9%

Cable Network Programming (57% and 55% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

For fiscal 2017, revenues at the Cable Network Programming segment increased $1.1 billion, or 7%, as compared to fiscal 2016, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	Fiscal 2017 % Increase (Decrease)
	Domestic	International	Consolidated
Affiliate fee	8%	7%	8%
Advertising	6%	(3)%	2%
Content and other	30%	5%	19%
Total	9%	3%	7%

These revenue increases are net of a decrease of approximately $155 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe, for fiscal 2017, as compared to fiscal 2016.

For fiscal 2017, Cable Network Programming Segment OIBDA increased $456 million, or 9%, as compared to fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses of $645 million, or 7%. For fiscal 2017, the Segment OIBDA increase is net of a decrease of approximately $60 million due to the strengthening of the U.S. dollar against local currencies as compared to fiscal 2016. The incremental revenues and expenses related to the NGS Media Business as a result of the acquisition were approximately $140 million for fiscal 2017, as compared to fiscal 2016.

Domestic Channels

For fiscal 2017, domestic affiliate fee revenue increased, as compared to fiscal 2016, primarily due to higher average rates per subscriber led by Fox News and the Regional Sports Networks (“RSNs”) partially offset by the impact of lower average subscribers. Also contributing to the increase were FS1 and FS2 due to higher average rates per subscriber and higher average subscribers and FX Networks due to higher average rates per subscriber. For fiscal 2017, domestic advertising revenue increased, as compared to fiscal 2016, primarily due to higher ratings and pricing at Fox News and the broadcasts of the MLB postseason games at FS1 partially offset by the impact of lower ratings at FX Networks. The increase in domestic content and other revenues for fiscal 2017, as compared to fiscal 2016, was primarily due to the acquisition of the NGS Media Business and higher SVOD revenue.

For fiscal 2017, domestic channels OIBDA increased 10%, as compared to fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $485 million for fiscal 2017, as compared to fiscal 2016, principally due to higher sports rights amortization, including the MLB, National Basketball Association (“NBA”) and National Association of Stock Car Auto Racing (“NASCAR”) rights at the Company’s sports channels, higher programming and marketing costs related to the launch of new programming at FX Networks and National Geographic and the acquisition of the NGS Media Business.

International Channels

For fiscal 2017, international affiliate fee revenue increased, as compared to fiscal 2016, as a result of local currency growth of 11%, led by additional subscribers and higher rates at Fox Networks Group International (“FNGI”) in Latin America and Europe and at STAR India (“STAR”). Partially offsetting the affiliate fee increase for fiscal 2017 was the adverse impact of the strengthening of the U.S. dollar against local currencies. For fiscal 2017, international advertising revenues decreased, as compared to fiscal 2016, as local currency growth at FNGI in Latin America and Europe was more than offset by lower local currency advertising revenue at STAR due to the effect of the Indian government’s demonetization initiatives on the general advertising market in India, a lower volume of cricket matches broadcast in the current year and a decrease in market share. The adverse impact of the strengthening of the U.S. dollar against local currencies also contributed to the decrease in international advertising revenue. The increase in international content and other revenues for fiscal 2017, as compared to fiscal 2016, was primarily due to higher network and syndication revenues in Latin America and Asia at FNGI partially offset by lower syndication revenues related to sports rights at STAR.

For fiscal 2017, international channels OIBDA increased 4%, as compared to fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $150 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher entertainment programming rights amortization at FNGI in Europe and Latin America and at STAR partially offset by lower sports programming amortization at STAR, due to lower volume of cricket matches broadcast in the current year.

Television (20% and 19% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

For fiscal 2017, revenues at the Television segment increased $544 million, or 11%, as compared to fiscal 2016, primarily due to higher advertising, affiliate fee and content and other revenues. Advertising revenue increased 8% for fiscal 2017, as compared to fiscal 2016, primarily due to revenues resulting from the broadcast of Super Bowl LI in February 2017 of approximately $425 million after agency commissions, the MLB World Series which benefited from higher ratings and two additional games, higher political advertising related to the 2016 U.S. elections, the broadcast of one additional National Football League (“NFL”) divisional playoff game and higher ratings and pricing of the NFL postseason. Partially offsetting these increases in advertising revenue were lower entertainment advertising revenue at both FOX and the Company’s television stations due to lower entertainment ratings at FOX as compared to fiscal 2016, which included the final season of American Idol and the Emmy Awards, and lower ratings for the broadcast of the NFL regular season. Affiliate fee revenue increased 14% for fiscal 2017, as compared to fiscal 2016, as a result of higher rates. Content and other revenues increased 45% for fiscal 2017, as compared to fiscal 2016, primarily due to higher SVOD revenue at FOX and revenues generated by the television stations to permit the commercial use of adjacent wireless spectrum in one of the Company’s markets.

For fiscal 2017, Television Segment OIBDA increased $150 million, or 20%, as compared to fiscal 2016, primarily due to the revenue increases noted above, partially offset by higher expenses of $394 million, or 9%, as compared to fiscal 2016. Operating expenses increased approximately $420 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher sports programming rights amortization and production costs at FOX, including Super Bowl LI and one additional NFL divisional playoff game, and higher advertising and promotion costs at FOX related to new television series. Partially offsetting these increases in operating expenses were a decrease in entertainment programming rights amortization at FOX, primarily due to the absence of American Idol and the mix of programming in the current year compared to the prior year. The increase in operating expenses noted above was partially offset by a decrease in selling, general and administrative expenses.

Filmed Entertainment (29% and 31% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

For fiscal 2017, revenues at the Filmed Entertainment segment decreased $270 million, or 3%, as compared to fiscal 2016, primarily due to lower worldwide theatrical and home entertainment revenues from motion picture productions. Partially offsetting these decreases were higher SVOD revenue from television productions, led by the licensing of Homeland and The People v. O.J. Simpson: American Crime Story, and higher network and syndication revenues from television productions, led by a number of new series licensed for distribution. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $65 million for fiscal 2017, as compared to fiscal 2016.

The following feature film titles contributed significant revenues for fiscal 2017 and 2016:

	Fiscal 2017	Fiscal 2016

Worldwide theatrical and home entertainment releases	Logan	Deadpool
	Trolls	The Martian
	Ice Age: Collision Course	Kung Fu Panda 3
	Independence Day: Resurgence	Maze Runner: The Scorch Trials
Hidden Figures

Worldwide theatrical releases	The Boss Baby	X-Men: Apocalypse

For fiscal 2017, Filmed Entertainment Segment OIBDA decreased $34 million, or 3%, as compared to fiscal 2016, primarily due to the revenue decreases noted above partially offset by lower expenses of $236 million, or 3%. For fiscal 2017, operating expenses decreased approximately $210 million, as compared to fiscal 2016, primarily due to lower production amortization and participation costs and lower marketing costs related to motion picture productions due to the mix of theatrical releases in the current period compared to the prior year partially offset by higher production amortization and participation costs related to television productions due to the number and mix of television series delivered in the current period compared to the prior year. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $50 million for fiscal 2017, as compared to fiscal 2016.

Fiscal 2016 versus Fiscal 2015

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for fiscal 2016, as compared to fiscal 2015:

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$4,154	$9,847	(58)%
Add
Amortization of cable distribution investments	75	80	(6)%
Depreciation and amortization	530	736	(28)%
Impairment and restructuring charges	323	502	(36)%
Equity losses (earnings) of affiliates	34	(904)	**
Interest expense, net	1,184	1,198	(1)%
Interest income	(38)	(39)	(3)%
Other, net	335	(4,698)	**

Total Segment OIBDA	$6,597	$6,722	(2)%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for fiscal 2016, as compared to fiscal 2015:

	For the years ended June 30,
	2016	2015	% Change
	(in millions, except %)
Revenues	$27,326	$28,987	(6)%
Operating expenses	(17,129)	(18,561)	(8)%
Selling, general and administrative	(3,675)	(3,784)	(3)%
Amortization of cable distribution investments	75	80	(6)%

Total Segment OIBDA	$6,597	$6,722	(2)%

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

Cable Network Programming (55% and 48% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Cable Network Programming segment increased $1.3 billion, or 9%, as compared to fiscal 2015, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	Fiscal 2016 % Increase
	Domestic	International	Consolidated
Affiliate fee	8%	3%	7%
Advertising	9%	3%	7%
Content and other	54%	34%	45%
Total	11%	6%	9%

These revenue increases are net of a decrease of approximately $475 million, for fiscal 2016, as compared to fiscal 2015, due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, Europe and India. For fiscal 2016, revenues related to the NGS Media Business acquired in November 2015 were approximately $230 million.

For fiscal 2016, Cable Network Programming Segment OIBDA increased $497 million, or 11%, as compared to fiscal 2015, primarily due to the revenue increases noted above, partially offset by higher expenses of $759 million, or 8%, as compared to fiscal 2015. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $220 million, as compared to fiscal 2015.

Domestic Channels

For fiscal 2016, domestic affiliate fee revenue increased, as compared to fiscal 2015, primarily due to higher average rates per subscriber across most channels led by FS1, FX, Fox News and the RSNs. For fiscal 2016, domestic advertising revenue increased, as compared to fiscal 2015, primarily due to higher pricing at Fox News and Fox Business Network. Also contributing to the increase in domestic advertising revenue were additional broadcasts of the NBA, MLB and National Hockey League games at the RSNs and the effect of the acquisition of the NGS Media Business. The increase in domestic content and other revenues for fiscal 2016, as compared to fiscal 2015, was primarily due to the acquisition of the NGS Media Business.

For fiscal 2016, domestic channels OIBDA increased 10%, as compared to fiscal 2015, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $460 million for fiscal 2016, as compared to fiscal 2015, primarily due to higher sports programming rights, the acquisition of the NGS Media Business in November 2015 and higher political coverage costs at Fox News. The increase in sports programming rights includes contractual rate increases for MLB, NBA and Ultimate Fighting Championship rights at the Company’s sports channels. Selling, general and administrative expenses increased approximately $130 million for fiscal 2016, as compared to fiscal 2015, primarily due to the effect of the acquisitions of the NGS Media Business in November 2015 and trueX media inc. in February 2015 and higher personnel costs.

International Channels

For fiscal 2016, international affiliate fee revenue increased, as compared to fiscal 2015, primarily as a result of local currency growth of 15%, led by additional subscribers and higher rates at FNGI and STAR, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For fiscal 2016, international advertising revenue increased, as compared to fiscal 2015, primarily as a result of local currency growth of 13%, led by increases at FNGI’s general entertainment channels in Europe and Latin America and higher volume and pricing at STAR’s general entertainment channels, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. The increase in international content and other revenues for fiscal 2016, as compared to fiscal 2015, was primarily due to increased revenues at the international sports channels related to the syndication of sports rights and the licensing of Outcast at FNGI.

For fiscal 2016, international channels OIBDA increased 11%, as compared to fiscal 2015, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $145 million for fiscal 2016, as compared to fiscal 2015, principally related to higher programming rights at the international entertainment channels and higher sports programming rights at FNGI, including Conmebol soccer rights, partially offset by a decrease in sports programming costs at STAR as a result of the comparative effect of STAR’s broadcast of the International Cricket Council (“ICC”) Cricket World Cup matches in fiscal 2015. Selling, general and administrative expenses increased approximately $20 million for fiscal 2016, as compared to fiscal 2015, primarily due to higher personnel costs.

Television (19% and 17% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Television segment increased $210 million, or 4%, as compared to fiscal 2015, primarily due to higher affiliate fee and advertising revenues. Affiliate fee revenue increased 18% as a result of higher retransmission consent rates for fiscal 2016, as compared to fiscal 2015. Advertising revenue increased 1% for fiscal 2016, as compared to fiscal 2015, primarily due to higher sports and entertainment advertising revenues at FOX, partially offset by the comparative effect of the political advertising revenues related to the 2014 mid-term elections. Sports advertising revenue increased primarily due to higher pricing for the broadcasts of the NFL regular season and the MLB World Series partially offset by the effect of fewer broadcasts of the NFL post season and the MLB World Series. Entertainment advertising revenue increased primarily due to higher pricing and increased non-linear advertising revenue, partially offset by lower ratings.

For fiscal 2016, Television Segment OIBDA increased $26 million, or 4%, as compared to fiscal 2015, primarily due to the revenue increases noted above, partially offset by higher expenses of $184 million, or 4%, as compared to fiscal 2015. Operating expenses increased approximately $135 million for fiscal 2016, as compared to fiscal 2015, primarily due to contractual rate increases for sports rights at FOX, including MLB and NFL rights.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

For fiscal 2016, revenues at the Filmed Entertainment segment decreased $1.0 billion, or 11%, as compared to fiscal 2015, primarily due to the effect of the disposition of Shine Group in December 2014 and lower worldwide home entertainment and theatrical revenues from motion picture productions. Also contributing to the decrease in revenue for fiscal 2016 were lower content revenues from television productions reflecting lower network and syndication revenue from the final seasons of Glee and Sons of Anarchy as well as the non-recurring domestic cable syndication sale of How I Met Your Mother in fiscal 2015. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $250 million for fiscal 2016, as compared to fiscal 2015.

The following feature film titles contributed significant revenues for fiscal 2016 and 2015:

	Fiscal 2016	Fiscal 2015

Worldwide theatrical and home entertainment releases	Deadpool	Dawn of the Planet of the Apes
	The Martian	Maze Runner
	Kung Fu Panda 3	Gone Girl
	Maze Runner: The Scorch Trials	How to Train Your Dragon 2
Kingsman: The Secret Service
Night at the Museum: Secret of the Tomb

Worldwide theatrical releases	X-Men: Apocalypse

For fiscal 2016, Filmed Entertainment Segment OIBDA decreased $360 million, or 25%, primarily due to the revenue decreases noted above partially offset by lower expenses of $660 million, or 8%, as compared to fiscal 2015. Operating expenses decreased approximately $575 million for fiscal 2016, as compared to fiscal 2015, primarily due to the disposition of Shine Group, lower marketing and distribution costs resulting from the mix of home entertainment releases in the prior year as compared to the current year, and lower production amortization and participation costs related to motion picture productions. Selling, general and administrative expenses decreased approximately $85 million for fiscal 2016, compared to fiscal 2015, primarily due to the disposition of Shine Group. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $160 million, as compared to fiscal 2015.

In December 2014, the Company disposed of its interests in Shine Group by contributing it into Endemol Shine Group. For fiscal 2015, revenue related to the Shine Group was approximately $350 million.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2017, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

As of June 30, 2017, the Company’s consolidated assets included $6.2 billion in cash and cash equivalents, of which approximately $1 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which, for certain balances, may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Fiscal 2017”).

Sources and Uses of Cash – Fiscal 2017 vs. Fiscal 2016

Net cash provided by operating activities for fiscal 2017 and 2016 was as follows (in millions):

For the years ended June 30,	2017	2016
Net cash provided by operating activities from continuing operations	$3,785	$3,048

The increase in net cash provided by operating activities during fiscal 2017, as compared to fiscal 2016, primarily reflects higher operating results and the absence of a payment at the Cable Network Programming segment to the Board of Control for Cricket in India (“BCCI”) for contract termination costs related to a program rights contract for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018 partially offset by higher tax payments and lower cash distributions received from Sky (See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox).

Net cash used in investing activities for fiscal 2017 and 2016 was as follows (in millions):

For the years ended June 30,	2017	2016
Net cash used in investing activities from continuing operations	$(752)	$(1,638)

The decrease in net cash used in investing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to the comparative effect of the cash used for the National Geographic Partners and MAA Television Network transactions in fiscal 2016 (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Fiscal 2016”).

Net cash used in financing activities for fiscal 2017 and 2016 was as follows (in millions):

For the years ended June 30,	2017	2016
Net cash used in financing activities from continuing operations	$(1,281)	$(5,330)

The decrease in net cash used in financing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to fewer shares repurchased partially offset by a decrease in net borrowings.

Stock Repurchase Program

See Note 12 – Stockholders’ Equity to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Dividends

The total dividends paid in fiscal 2017 were $0.36 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2017, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock, resulting in a prospective annual dividend of $0.36 per share. The dividend declared is payable on October 18, 2017 with a record date for determining dividend entitlements of September 13, 2017.

Based on the number of shares outstanding as of June 30, 2017 and the prospective annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2018 is approximately $670 million.

Sources and Uses of Cash – Fiscal 2016 vs. Fiscal 2015

Net cash provided by operating activities for fiscal 2016 and 2015 was as follows (in millions):

For the years ended June 30,	2016	2015
Net cash provided by operating activities from continuing operations	$3,048	$3,617

The decrease in net cash provided by operating activities during fiscal 2016, as compared to fiscal 2015, primarily reflects a payment at the Cable Network Programming segment to the BCCI in India for contract termination costs related to a program rights contract for the CLT20 cricket tournament through 2018.

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

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for fiscal 2017, 2016 and 2015:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Borrowings
Notes due 2026 and 2046(a)	$842	$-	$-
Notes due 2025 and 2045(a)	-	987	-
Notes due 2024 and 2044(a)	-	-	1,191
Bank loans(b)	76	373	1,970

Total borrowings	$918	$1,360	$3,161

Repayment of borrowings
Notes due October 2016(c)	$(400)	$-	$-
Notes due October 2015(c)	-	(200)	-
Notes due December 2014(c)	-	-	(750)
Senior subordinated notes(b)	-	-	(559)
Bank loans(b)	(173)	(487)	(1,536)

Total repayment of borrowings	$(573)	$(687)	$(2,845)

(a)

See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt - Senior notes issued under August 2009 indenture”.

(b)

The fiscal 2017 and 2016 activity includes $76 million and $373 million in borrowings, respectively, and $146 million and $379 million in repayments, respectively, under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility. The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”).

(c)	See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt – Predecessor indentures”.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of June 30, 2017:

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's(a)	BBB+	Watch negative

(a)

Standard & Poor’s changed the outlook of the Company’s public debt from Stable to Watch negative in December 2016 following the Company’s announcement of the Sky Acquisition (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

Revolving Credit Agreement

See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Revolving Credit Agreement”.

Bridge Credit Agreement

See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”.

Commitments and Contingent Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2017:

	As of June 30, 2017
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,708	$315	$506	$344	$543
Other	441	122	164	84	71
Other commitments
Borrowings	20,079	457	2,192	1,400	16,030
Sports programming rights	54,619	5,706	10,740	10,602	27,571
Entertainment programming rights	2,426	1,125	886	327	88
Other commitments and contractual obligations	2,895	949	818	445	683

Total commitments, borrowings and contractual obligations	$82,168	$8,674	$15,306	$13,202	$44,986

In addition to the firm commitments above, the Company has made an offer to purchase the fully diluted share capital of Sky which the Company does not already own (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

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

	As of June 30, 2017
	Amount of guarantees expiration per period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contingent guarantees
Sports programming rights	$374	$272	$94	$-	$8
Hulu indemnity	115	115	-	-	-
Letters of credit and other	8	2	2	-	4

Total contingent guarantees	$497	$389	$96	$-	$12

In addition to the contingent guarantees above, the Company is party to a capital funding agreement related to Hulu (See Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Hulu indemnity”).

For additional details on commitments and contingent guarantees see Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the headings “Operating leases and service agreements”, “Sports programming rights”, “Other commitments and contractual obligations” and “Hulu Indemnity”.

Pension and other postretirement benefits and uncertain tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $98 million and $195 million to its pension plans in fiscal 2017 and 2016, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2018 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2018 (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans).

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

In accordance with ASC 926, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period from all media and markets for such title. Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research, the expected number of theaters in which the motion picture will be released and, once released, actual results of each motion picture. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

Programming Costs

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming and cable network entertainment programming, which includes acquired series, series produced in-house, movies and other programs, are amortized primarily on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

As a result of the evaluation of the recoverability of the unamortized costs associated with programming rights, the Company recognized impairment charges of $91 million, $92 million and $270 million in fiscal 2017, 2016 and 2015, respectively, for entertainment programming rights principally relating to programming that it will no longer broadcast (See Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

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

During fiscal 2017, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of Twenty-First Century Fox as of June 30, 2017 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

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

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2017, the Company settled a portion of its pension obligations through lump sum distributions, which resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $39 million which was included in Other, net in the Consolidated Statement of Operations. In fiscal 2016 and 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million for fiscal 2016 and 2015, respectively, which were included in Other, net in the Consolidated Statements of Operations.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 48% equity securities, 27% fixed income securities and 25% in other investments. The mortality assumptions reflect data from the mortality table released by the Society of Actuaries in fiscal 2015 and subsequently updated in fiscal 2016 and 2017.

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

Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit cost for its pension and other postretirement benefit plans. This change in estimate did not have a material impact on the Company’s pension and postretirement net periodic benefit expense in fiscal 2017 (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

The key assumptions used in developing the Company’s fiscal 2017, 2016 and 2015 net periodic pension expense for its plans consist of the following:

	2017	2016	2015
	(in millions, except %)
Discount rate used to determine net periodic benefit costs	3.8%	4.7%	4.5%
Assets
Expected rate of return	6.9%	6.9%	7.0%
Actual return	$163	$19	$(2)
Expected return	89	97	128

Gain / (Loss)	$74	$(78)	$(130)

One year actual return	13.2%	2.0%	-
Five year actual return	6.9%	4.8%	7.3%
Ten year actual return	4.8%	4.7%	5.3%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and U.K. as of the measurement date. The Company will utilize a weighted average discount rate of 3.9% in calculating the fiscal 2018 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 6.9% for fiscal 2018 based principally on future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2017 were $584 million which decreased from $724 million as of June 30, 2016. This decrease of $140 million was primarily due to asset performance and the recognition of deferred losses related to amortization and the settlement of pension obligations through lump sum distributions. The accumulated pre-tax net losses as of June 30, 2017 were primarily the result of changes in discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $98 million, $195 million and $174 million to its pension plans in fiscal 2017, 2016 and 2015, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2018 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $6 million	Increase $72 million
0.25 percentage point increase in discount rate	Decrease $6 million	Decrease $68 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	-

Fiscal 2018 net periodic pension expense for the Company’s pension plans is expected to be approximately $60 million, which is an expected decrease of approximately $15 million from fiscal 2017.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling, Canadian Dollars, Brazilian Reals and Euros, to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of June 30,
	2017	2016
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$12,529	$152
Foreign currency sales	51	301

Aggregate notional amount	$12,580	$453

Notional Amount (Hedge type)
Cash flow hedges	$209	$409
Economic hedges	12,371	44

Aggregate notional amount	$12,580	$453

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset (liability)	$38	$(25)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(53)	$(15)

Interest Rates

The Company's current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the YES Network, approximately $1.4 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion). As of June 30, 2017, the notional amount of interest rate swap contracts outstanding was $663 million and the fair value of the interest rate swap contracts outstanding was an asset of $1 million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2017, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2017	2016
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(23,852)	$(24,005)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(859)	$(805)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the effect of changes in interest rates partially offset by higher average debt outstanding.

Stock Prices

The Company has a common stock investment in a publicly traded company that is subject to market price volatility. This investment is an equity method affiliate. Information on the Company’s investment with exposure to stock price risk is presented below:

	As of June 30,
	2017	2016
	(in millions)
Fair Value
Total fair value of common stock investments	$8,713	$7,596

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(871)	$(760)

(a)

A hypothetical decrease would not result in a material before tax adjustment recognized in the Consolidated Statements of Operations, as any change in fair value of the Company’s equity method affiliate is not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2017, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2017 and our report dated August 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty-First Century Fox, Inc. at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 14, 2017

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2017	2016	2015
Revenues	$28,500	$27,326	$28,987
Operating expenses	(17,775)	(17,129)	(18,561)
Selling, general and administrative	(3,617)	(3,675)	(3,784)
Depreciation and amortization	(553)	(530)	(736)
Impairment and restructuring charges	(315)	(323)	(502)
Equity (losses) earnings of affiliates	(41)	(34)	904
Interest expense, net	(1,219)	(1,184)	(1,198)
Interest income	36	38	39
Other, net	(327)	(335)	4,698

Income from continuing operations before income tax expense	4,689	4,154	9,847
Income tax expense	(1,419)	(1,130)	(1,243)

Income from continuing operations	3,270	3,024	8,604
Loss from discontinued operations, net of tax	(44)	(8)	(67)

Net income	3,226	3,016	8,537
Less: Net income attributable to noncontrolling interests	(274)	(261)	(231)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$2,952	$2,755	$8,306

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$2,996	$2,763	$8,373

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.62	$1.42	$3.94

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.61	$1.42	$3.93

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.59	$1.42	$3.91

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.59	$1.42	$3.90

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2017	2016	2015
Net income	$3,226	$3,016	$8,537
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	62	(147)	(1,453)
Cash flow hedges	28	(12)	(5)
Unrealized holding losses on securities	-	(4)	(18)
Benefit plan adjustments	102	(98)	120
Equity method investments	(60)	(321)	(394)

Other comprehensive income (loss), net of tax	132	(582)	(1,750)

Comprehensive income	3,358	2,434	6,787

Less: Net income attributable to noncontrolling interests(a)	(274)	(261)	(231)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(6)	8	214

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$3,078	$2,181	$6,770

(a)

Net income attributable to noncontrolling interests includes $138 million, $114 million and $109 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$6,163	$4,424
Receivables, net	6,477	6,258
Inventories, net	3,101	3,291
Other	545	976

Total current assets	16,286	14,949

Non-current assets
Receivables, net	543	389
Investments	3,902	3,863
Inventories, net	7,452	6,612
Property, plant and equipment, net	1,781	1,692
Intangible assets, net	6,574	6,777
Goodwill	12,792	12,733
Other non-current assets	1,394	1,178

Total assets	$50,724	$48,193

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$457	$427
Accounts payable, accrued expenses and other current liabilities	3,451	3,181
Participations, residuals and royalties payable	1,657	1,672
Program rights payable	1,093	1,283
Deferred revenue	580	505

Total current liabilities	7,238	7,068

Non-current liabilities
Borrowings	19,456	19,126
Other liabilities	3,616	3,678
Deferred income taxes	2,782	2,888
Redeemable noncontrolling interests	694	552
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,406	12,211
Retained earnings	5,315	3,575
Accumulated other comprehensive loss	(2,018)	(2,144)

Total Twenty-First Century Fox, Inc. stockholders' equity	15,722	13,661
Noncontrolling interests	1,216	1,220

Total equity	16,938	14,881

Total liabilities and equity	$50,724	$48,193

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,052,536,963 shares and 1,071,302,532 shares issued and outstanding, net of 123,687,371 treasury shares at par as of June 30, 2017 and 2016, respectively.

(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of June 30, 2017 and 2016.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$3,226	$3,016	$8,537
Less: Loss from discontinued operations, net of tax	(44)	(8)	(67)

Income from continuing operations	3,270	3,024	8,604
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	553	530	736
Amortization of cable distribution investments	65	75	80
Impairment and restructuring charges	315	323	502
Equity-based compensation	126	196	83
Equity losses (earnings) of affiliates	41	34	(904)
Cash distributions received from affiliates	186	351	352
Other, net	327	335	(4,698)
CLT20 contract termination costs(a)	-	(420)	-
Deferred income taxes and other taxes	89	466	171
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(401)	(323)	(61)
Inventories net of program rights payable	(991)	(721)	(789)
Accounts payable and accrued expenses	152	(45)	279
Other changes, net	53	(777)	(738)

Net cash provided by operating activities from continuing operations	3,785	3,048	3,617

INVESTING ACTIVITIES
Property, plant and equipment	(377)	(263)	(424)
Acquisitions, net of cash acquired	(75)	(916)	(142)
Investments in equity affiliates	(128)	(182)	(1,249)
Other investments	(172)	(277)	(76)
Proceeds from dispositions, net	-	-	8,627

Net cash (used in) provided by investing activities from continuing operations	(752)	(1,638)	6,736

FINANCING ACTIVITIES
Borrowings	918	1,360	3,161
Repayment of borrowings	(573)	(687)	(2,845)
Repurchase of shares	(619)	(4,904)	(5,939)
Dividends paid and distributions	(943)	(821)	(878)
Purchase of subsidiary shares from noncontrolling interests	(1)	(290)	(652)
Other financing activities, net	(63)	12	51

Net cash used in financing activities from continuing operations	(1,281)	(5,330)	(7,102)

Net decrease in cash and cash equivalents from discontinued operations	(28)	(20)	(49)

Net increase (decrease) in cash and cash equivalents	1,724	(3,940)	3,202
Cash and cash equivalents, beginning of year	4,424	8,428	5,415
Exchange movement on cash balances	15	(64)	(189)

Cash and cash equivalents, end of year	$6,163	$4,424	$8,428

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2015”.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional	Retained Earnings and Accumulated Other	Total Twenty-First Century Fox, Inc.
	Common Stock		Common Stock		Paid-In	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Equity	Interests(a)	Equity
Balance, June 30, 2014	1,408	$14	799	$8	$15,041	$2,355	$17,418	$3,483	$20,901
Net income	-	-	-	-	-	8,306	8,306	122	8,428
Other comprehensive loss	-	-	-	-	-	(1,536)	(1,536)	(214)	(1,750)
Dividends declared	-	-	-	-	-	(586)	(586)	-	(586)
Shares (repurchased) issued, net(b)	(168)	(2)	-	-	(960)	(4,782)	(5,744)	-	(5,744)
Dispositions(c)	-	-	-	-	-	-	-	(2,130)	(2,130)
Purchase of noncontrolling interests(c)	-	-	-	-	(533)	-	(533)	(119)	(652)
Other	-	-	-	-	(121)	16	(105)	(176)	(281)

Balance, June 30, 2015	1,240	$12	799	$8	$13,427	$3,773	$17,220	$966	$18,186
Net income	-	-	-	-	-	2,755	2,755	147	2,902
Other comprehensive loss	-	-	-	-	-	(574)	(574)	(8)	(582)
Dividends declared	-	-	-	-	-	(586)	(586)	-	(586)
Shares (repurchased) issued, net(b)	(169)	(1)	-	-	(1,011)	(3,854)	(4,866)	-	(4,866)
Other	-	-	-	-	(205)	(83)	(288)	115	(173)

Balance, June 30, 2016	1,071	$11	799	$8	$12,211	$1,431	$13,661	$1,220	$14,881
Net income	-	-	-	-	-	2,952	2,952	136	3,088
Other comprehensive income	-	-	-	-	-	126	126	6	132
Dividends declared	-	-	-	-	-	(668)	(668)	-	(668)
Shares (repurchased) issued, net(b)	(18)	-	-	-	(115)	(407)	(522)	-	(522)
Other	-	-	-	-	310	(137)	173	(146)	27

Balance, June 30, 2017	1,053	$11	799	$8	$12,406	$3,297	$15,722	$1,216	$16,938

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Shares repurchased are retired.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors primarily in the United States (“U.S.”) and internationally; Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), nine are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”), one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide; and Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations.

In addition, the Direct Broadcast Satellite Television (“DBS”) segment consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively, the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Italia and Sky Deutschland”). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom (“U.K.”) and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no current activity in the DBS segment.

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

Reclassifications and adjustments

Certain fiscal 2016 and 2015 amounts have been reclassified to conform to the fiscal 2017 presentation. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations.

The Company has reclassified certain fiscal 2016 amounts related to tax credits on qualifying motion picture and television productions from non-current Inventories, net to Other non-current assets within the Consolidated Balance Sheet to conform to the fiscal 2017 presentation. These reclassifications did not affect previously reported Total current assets or Total assets in the Consolidated Balance Sheet.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2017 and 2016, these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2017	2016
	(in millions)
Total receivables	$7,557	$7,223
Allowances for returns and doubtful accounts	(537)	(576)

Total receivables, net	7,020	6,647
Less: current receivables, net	(6,477)	(6,258)

Non-current receivables, net	$543	$389

Inventories

Filmed Entertainment Costs

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses for each individual motion picture or television series based on the ratio that the current year’s gross revenues for such film or series bear to management’s estimate of its total remaining ultimate gross revenues. Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research and the expected number of theaters in which the motion picture will be released. Management updates such estimates based on information available on the actual results of each motion picture through its life cycle. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication revenue are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Filmed Entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television series basis. Revenue forecasts for both motion pictures and television series are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television series has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television series’ fair value. The Company receives tax credits on qualifying motion picture and television productions which are offset against Filmed Entertainment costs. The Company records these outstanding tax credits in Other non-current assets in the Consolidated Balance Sheets.

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming, Television and Direct Broadcast Satellite Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming and cable network entertainment programming, which includes acquired series, series produced in-house, movies and other programs, are amortized primarily on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the programming usefulness of the program rights. The recoverability of certain sports rights contracts for content broadcast on FOX and the national sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, additional amortization is provided. The costs of multi-year national sports contracts at FOX and the national sports channels are amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television productions in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.2 billion, $2.4 billion and $2.6 billion for fiscal 2017, 2016 and 2015, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2017 or 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis (See Note 11 – Borrowings).

Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires additional disclosure around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Since ASU 2014-09 was issued, there have been several amendments to the new guidance, including amendments that directly impact the Company’s industry. ASU 2014-09 and the amendments to ASU 2014-09 are effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company may apply ASU 2014-09 on a retrospective basis to each prior reporting period presented or on a modified retrospective basis with a cumulative effect of initially applying the new guidance at the date of initial application. The Company has completed a review of a sample of contracts for each of the Company’s significant revenue streams. The Company is currently in the process of quantifying the impact of any changes as a result of the new guidance. Based on the Company’s preliminary assessment, the Company does not expect a material impact on its consolidated financial statements. However, it is possible that the Company’s conclusions may change if additional interpretations of the new guidance and its application differ from the Company’s preliminary assessment. The Company expects that the new standard will impact the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue once the customer can begin to use and benefit from the license rather than when the agreement is extended or renewed, under historical GAAP. In addition, the Company is beginning to design appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard. As there are two different methods of adoption, the Company is in the process of determining the method of adoption.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements. Since the Company has a significant amount of minimum lease commitments (See Note 15 – Commitments and Contingencies), the Company expects that the impact of recognizing lease assets and liabilities will be significant to the Company’s Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual and interim reporting periods beginning July 1, 2017. In accordance with ASU 2016-09, the Company will prospectively recognize all excess tax benefits and tax deficiencies in Income tax expense in the Statements of Operations and all excess tax benefits in Net cash provided by operating activities from continuing operations in the Statements of Cash Flows. In addition, the Company will retrospectively adopt the guidance that requires cash paid by the Company when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flow. Therefore, the adoption of ASU 2016-09 will result in an increase in Net cash provided by operating activities from continuing operations and a corresponding increase in Net cash used in financing activities from continuing operations in the Statements of Cash Flows for fiscal 2017 and 2016. The other aspects of this new guidance are not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. Early adoption is permitted from July 1, 2017 and the Company plans on early adopting this guidance in the first quarter of fiscal 2018. The Company will retrospectively adopt the guidance that requires the other components of net benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations (See Note 16 – Pension and Other Postretirement Benefits for the components of net periodic benefit costs). Therefore, the adoption of ASU 2017-07 will result in a decrease in Selling, general and administrative expenses and a corresponding increase in expenses within Other, net in the Statements of Operations.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During fiscal 2017, 2016 and 2015, the Company announced and/or completed acquisitions as more fully described below. All of the Company’s completed acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values.

The below acquisitions all support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets, acquiring greater control of investments that complement its portfolio of businesses and leveraging its sports broadcasting rights.

For fiscal 2017, 2016 and 2015, the incremental revenues and Segment OIBDA (as defined in Note 18 – Segment Information), related to the acquisitions below, included in the Company’s consolidated results of operations were not material individually or in the aggregate for each respective year.

Fiscal 2017

Announced Acquisitions

Sky

In December 2016, the Company announced it reached agreement with Sky, in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own, at a price of £10.75 per Sky share (approximately $15 billion in the aggregate) (the “Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Sky Acquisition. The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. Subject to satisfaction of the outstanding conditions, the Sky Acquisition is expected to close by June 30, 2018.

Also in December 2016, the Company entered into a co-operation agreement with Sky (the “Co-Operation Agreement”) pursuant to which the Company and Sky agreed to take certain steps to facilitate completion of the Sky Acquisition. The Co-Operation Agreement provides for a £200 million (approximately $250 million) break fee payable by the Company in the event that regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement.

To provide financing in connection with the Sky Acquisition, the Company and 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $15 billion). Fees under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a commitment fee on

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

undrawn funds of 0.1% and the initial interest rate on advances will be London Interbank Offered Rate (“LIBOR”) plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. In February 2017, the Company purchased a foreign currency exchange option to limit its foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 8 – Fair Value under the heading “Foreign Currency Contracts” and Note 22 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Sky Acquisition will result in enhanced capabilities of the combined company, underpinned by a more geographically diverse and stable revenue base, and an improved balance between subscription, affiliate fee, advertising and content revenues.

Other

In February 2017, the Company announced that it anticipates receiving approximately $350 million in proceeds resulting from the FCC’s recently completed reverse auction for broadcast spectrum. Consequently, the Company will relinquish spectrum used by its television stations affiliated with MyNetwork in the Chicago, IL, Washington, DC and Charlotte, NC designated market areas (“DMAs”). The Company intends to share its broadcast signal between the FOX and MyNetwork stations in these DMAs. The proceeds were received subsequent to June 30, 2017 and the Company will record a gain on this transaction which will be recognized upon relinquishing the spectrum to the FCC.

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21CFA and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, LLC (“National Geographic Partners”), to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively, the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The consideration transferred to NGS has been allocated as follows: approximately $510 million to indefinite-lived intangible assets related to the trademark license agreement, $105 million to intangible assets consisting primarily of subscriber relationships with useful lives of eight years, $60 million to goodwill on the transaction and other net assets of the NGS Media Business and $55 million to the additional interest in National Geographic Partners.

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

Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed AP NMT JV Newco B.V., to which, in December 2014, the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol and CORE Media Group (collectively, “Endemol Shine CORE Joint Venture”). Although Endemol and Shine were consolidated in connection with this contribution, the CORE Media Group retained a separate capital and management structure under the ownership of the joint venture. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $58 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015. For income tax purposes, this was structured as a tax-free transaction. The Company’s investment in the Endemol Shine Group, formerly referred to as Endemol Shine CORE Joint Venture, is accounted for using the equity method of accounting (See Note 7 – Investments under the heading “Other Equity Affiliates”).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions that were necessary to effect the Separation. It also provides that the Company will indemnify News Corp, on an after-tax basis, as described in Note 15 – Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity”.

Summarized Financial Information

Loss from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Loss before income tax benefit (expense)	$(54)	$(14)	$(33)
Income tax benefit (expense)	10	6	(34)

Loss, net of tax	$(44)	$(8)	$(67)

Net cash used in operating activities from discontinued operations for fiscal 2017, 2016 and 2015 were $(28) million, $(20) million and $(49) million, respectively.

NOTE 5. RESTRUCTURING PROGRAMS

Fiscal 2017

In fiscal 2017, the Company recorded restructuring charges of $224 million primarily related to costs in connection with management and employee transitions and restructuring at several of the Company’s business units at the Cable Network Programming segment, including Fox News Channel, and Filmed Entertainment segment.

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

Fiscal 2015

In fiscal 2015, the Company recorded net restructuring charges of $232 million of which approximately $160 million reflected contract termination costs at STAR India (“STAR”) and the balance related to the implementation of cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments.

The contract termination costs at STAR related to a program rights contract with the Board of Control for Cricket in India (“BCCI”) for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018. This charge was recorded net of the related contract-related liabilities recognized on the acquisition of Fox Sports Asia. The Company paid approximately $420 million to the BCCI in July 2015 for the contract termination, including service taxes. As a result of the contract termination as of June 2015, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Facility costs, license fees and other	Total
	(in millions)
Balance, June 30, 2014	$(2)	$(135)	$(137)
Additions	(48)	(461)	(509)
Payments	36	60	96
Dispositions and other	1	20	21

Balance, June 30, 2015	$(13)	$(516)	$(529)
Additions	(208)	(23)	(231)
Payments	160	463	623
Other	4	(3)	1

Balance, June 30, 2016	$(57)	$(79)	$(136)
Additions	(202)	(22)	(224)
Payments	135	43	178
Other	5	-	5

Balance, June 30, 2017	$(119)	$(58)	$(177)

Restructuring charges are recorded in Impairment and restructuring charges in the Consolidated Statements of Operations. As of June 30, 2017, restructuring liabilities of approximately $110 million were included in Current liabilities and the balance of the accrual was included in Non-current Other liabilities. Amounts included in Non-current Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021, and one time termination benefits as a result of the management and employee transitions and restructuring at Fox News Channel.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2017	2016
	(in millions)
Programming rights
Sports Programming rights(a)	$3,201	$3,263
Entertainment Programming rights	3,168	3,017
DVDs, Blu-rays and other merchandise	64	79
Filmed entertainment costs
Films
Released, less accumulated amortization	1,112	1,276
Completed, not released	398	64
In production	1,094	825
In development or preproduction	295	196

	2,899	2,361

Television productions
Released, less accumulated amortization	838	867
In production, development or preproduction	383	316

	1,221	1,183

Total filmed entertainment costs, less accumulated amortization(b)	4,120	3,544

Total inventories, net	10,553	9,903
Less: current portion of inventories, net(c)	(3,101)	(3,291)

Total non-current inventories, net	$7,452	$6,612

(a)	Sports programming rights will be amortized over a weighted-average useful life of 10 years.
(b)

Does not include $241 million and $273 million of net intangible film library costs as of June 30, 2017 and 2016, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of June 30, 2017 and 2016 was comprised of programming rights ($3,037 million and $3,212 million, respectively, which are primarily entertainment programming rights), DVDs, Blu-rays and other merchandise.

As of June 30, 2017, the Company estimated that approximately 69% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2018 and approximately 91% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2018, the Company expects to pay $1,273 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the Consolidated Balance Sheets. As of June 30, 2017, acquired film and television libraries had remaining unamortized film costs that were not material.

The Company evaluates the recoverability of unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectation to utilize the programming rights as part of its ongoing programming plans. The evaluation considers, among other factors, the rapid evolution of digital technology used in the entertainment industry, alternative methods for the delivery and storage of digital content, and the resultant changes in consumer behavior and preferences and advertiser priorities and spending patterns. As a result of the evaluation, the Company recognized impairment charges of $91 million, $92 million and $270 million for entertainment programming rights principally relating to programming that it will no longer broadcast at the Cable Network Programming segment which was recorded in Impairment and restructuring charges in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of June 30,	As of June 30,
		2017	2017	2016
			(in millions)
Sky(a)(b)	European DBS operator	39%	$3,175	$2,972
Endemol Shine Group(b)	Global multi-platform content provider	50%	262	445
Other investments		various	465	446

Total investments			$3,902	$3,863

(a)

The Company’s investment in Sky had a market value of $8.7 billion as of June 30, 2017 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 8 – Fair Value). The Company received dividends of approximately $170 million and $330 million from Sky for fiscal 2017 and 2016, respectively. As part of the agreement for the Sky Acquisition, Sky will not pay any dividends in calendar year 2017. However, if the Sky Acquisition has not closed on or before December 31, 2017, the Sky shareholders will be entitled to receive a special dividend in calendar year 2018 (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion of this investment).

(b)	Equity method investment.

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Sky	$338	$383	$1,139
Other equity affiliates	(379)	(417)	(235)

Total equity (losses) earnings of affiliates	$(41)	$(34)	$904

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1 billion as of June 30, 2017 and 2016, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This excess was allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. In fiscal 2017 and 2016, the finite-lived intangible assets primarily represented tradenames and subscriber relationships. The weighted average useful lives of these finite-lived intangible assets as of June 30, 2017 and 2016 were 14 and 17 years, respectively. In accordance with ASC 350, the Company amortized $6 million, $48 million and $16 million during fiscal 2017, 2016 and 2015, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity (losses) earnings of affiliates.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Equity Affiliates

In fiscal 2016, the Company’s share of the earnings of Other equity affiliates included approximately $220 million of losses recorded by Endemol Shine CORE Joint Venture (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Shine Group”). During the fourth quarter of fiscal 2016, Core Entertainment Inc., which retained a separate capital and management structure under ownership of the Endemol Shine CORE Joint Venture and was consolidated with Endemol and Shine solely for the purposes of financial reporting for the joint venture, was deconsolidated for the purposes of financial reporting upon commencement of its bankruptcy proceedings. The Company’s proportionate share of the loss on deconsolidation and other impairment charges was approximately $95 million which was included in Equity (losses) earnings of affiliates in the Consolidated Statement of Operations. As a result of Core Entertainment Inc.’s bankruptcy proceedings, Endemol Shine CORE Joint Venture no longer holds an equity interest in Core Entertainment Inc. The joint venture now consists of the Endemol Shine Group only.

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

Summarized Financial Information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Revenues	$16,441	$17,818	$15,962
Operating income	1,214	1,434	1,527
Income from continuing operations	862	977	2,899
Net income	862	977	2,899

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2017	2016
	(in millions)
Current assets	$7,009	$6,259
Non-current assets	18,383	18,079
Current liabilities	7,451	5,861
Non-current liabilities	11,801	12,846

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis. As of June 30, 2017 and 2016, there were no assets or liabilities in the Level 1 category.

	Fair value measurements
	As of June 30, 2017
	Total	Level 2	Level 3(a)
	(in millions)
Assets
Derivatives(b)	$48	$48	$-
Other(c)	43	-	43
Liabilities
Derivatives(b)	(9)	(9)	-
Redeemable noncontrolling interests	(694)	-	(694)

Total	$(612)	$39	$(651)

	As of June 30, 2016
	Total	Level 2	Level 3(a)
	(in millions)
Assets
Derivatives(b)	$6	$6	$-
Liabilities
Derivatives(b)	(50)	(50)	-
Other(c)	(36)	-	(36)
Redeemable noncontrolling interests	(552)	-	(552)

Total	$(632)	$(44)	$(588)

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

(b)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(c)	Relates to past acquisitions, including contingent consideration agreements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of June 30, 2017 and 2016 are related to past acquisitions.

Significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are operating income before depreciation and amortization (“OIBDA”) projections (generally within a 1% - 2% average growth rate range, where applicable) and discount rates (generally within an 8% - 11% range, where applicable). Significant increases (decreases) in growth rates and multiples, assuming no changes in discount rates, would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

The changes in contingent consideration classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2017	2016
	(in millions)
Beginning of year	$(36)	$(114)
Payments	83	72
Measurement adjustments and foreign exchange movements	(4)	6

End of year	$43	$(36)

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

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Beginning of year	$(552)	$(621)	$(541)
Net income	(138)	(114)	(109)
Issuances	-	(73)	(75)
Repurchases(a)	-	225	-
Distributions and other	(4)	31	104

End of year	$(694)	$(552)	$(621)

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2016” under the subheading “Other”.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are OIBDA projections (generally 3% average growth rate, where applicable) and discount rates (generally within an 8% - 9% range, where applicable). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the redeemable noncontrolling interests in the sports networks were primarily determined by (i) applying a multiples-based formula for one of the sports networks and (ii) using a combination of multiples-based and discounted OIBDA valuation model for the other sports networks. As of June 30, 2017, the redeemable noncontrolling interests are not exercisable. Subsequent to June 30, 2017, one minority shareholder’s put right became exercisable and two minority shareholders’ put rights will become exercisable in March 2018.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of June 30,
	2017	2016
	(in millions)
Borrowings

Fair value	$23,853	$23,986

Carrying value	$19,913	$19,553

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky”). The Company’s foreign currency forward contracts, which are primarily denominated in Pounds Sterling, Canadian Dollars, Brazilian Reals and Euros, are valued using an income approach.

	As of June 30,
	2017	2016
	(in millions)
Cash flow hedges

Notional amount	$209	$409

Fair value	$-	$(25)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next two years.

	As of June 30,
	2017	2016
	(in millions)
Economic hedges

Notional amount(a)	$12,371	$44

Fair value(a)	$38	$-

(a)

Includes the foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition. The foreign currency option contract has a notional amount of $12.3 billion and consists of the foreign currency option and a premium payable of approximately $175 million due on the option expiration date. As of June 30, 2017, the foreign currency option had a fair value of $38 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach.

	As of June 30,
	2017	2016
	(in millions)
Cash flow hedges

Notional amount	$663	$701

Fair value	$1	$(19)

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2017	2016
		(in millions)
Land		$140	$140
Buildings and leaseholds	3 to 40 years	1,430	1,326
Machinery and equipment	3 to 15 years	2,808	2,653

		4,378	4,119
Less: accumulated depreciation and amortization		(2,713)	(2,600)

		1,665	1,519
Construction in progress		116	173

Total property, plant and equipment, net		$1,781	$1,692

Depreciation and amortization related to Property, plant and equipment was $299 million, $283 million and $433 million for fiscal 2017, 2016 and 2015, respectively.

Total operating lease expense was approximately $205 million, $200 million and $260 million for fiscal 2017, 2016 and 2015, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net
	FCC licenses	Other	Total	MVPD affiliate agreements and relationships(a)	Other intangible assets, net(b)	Total	Total intangible assets, net
	(in millions)
Balance, June 30, 2016	$2,408	$1,724	$4,132	$1,841	$804	$2,645	$6,777
Amortization	-	-	-	(129)	(125)	(254)	(254)
Acquisitions and foreign exchange movements	-	(2)	(2)	2	51	53	51

Balance, June 30, 2017	$2,408	$1,722	$4,130	$1,714	$730	$2,444	$6,574

(a)

Net of accumulated amortization of $762 million and $633 million as of June 30, 2017 and 2016, respectively. The average useful life of the MVPD affiliate agreements and relationships ranges from 10 to 20 years.

(b)	Net of accumulated amortization of $762 million and $634 million as of June 30, 2017 and 2016, respectively. The average useful life of other intangible assets ranges from five to 20 years.

Amortization related to finite-lived intangible assets was $254 million, $247 million and $303 million for fiscal 2017, 2016 and 2015, respectively.

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense(a)	$256	$253	$244	$222	$198

(a)	These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Total Goodwill
	(in millions)
Balance, June 30, 2015	$9,600	$1,832	$1,081	$12,513
Acquisitions and foreign exchange movements	220	-	-	220

Balance, June 30, 2016	$9,820	$1,832	$1,081	$12,733
Acquisitions and foreign exchange movements	29	-	30	59

Balance, June 30, 2017	$9,849	$1,832	$1,111	$12,792

The carrying amount of goodwill was net of accumulated impairments of $371 million as of June 30, 2017, 2016 and 2015.

The increase in the carrying value of the Cable Network Programming segment goodwill, during fiscal 2016, was primarily due to the purchase price allocation related to the acquisition of MAA TV and the NGS Media Business (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2016”).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal 2017 and 2016

During fiscal 2017 and 2016, the Company determined that the goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheets as of June 30, 2017 and 2016, respectively, were not impaired.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

	Weighted average interest rate		Outstanding as of June 30,
	as of June 30, 2017	Due date	2017	2016
			(in millions)
Bank loans			$1,350	$1,446
Public debt
Predecessor indentures	7.09%	2018 - 2096	10,179	10,579
Senior notes issued under August 2009 indenture	4.77%	2020 - 2046	8,550	7,700

Total public debt			18,729	18,279

Total principal amount			20,079	19,725
Less: unamortized discount and debt issuance costs(a)			(166)	(172)
Total borrowings			19,913	19,553
Less: current borrowings			(457)	(427)

Non-current borrowings			$19,456	$19,126

(a)	The adoption of ASU 2015-03 resulted in a $172 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheet as of June 30, 2016.

Bank loans

In November 2014, the Yankees Entertainment and Sports Network (the “YES Network”) amended its credit agreement to increase the total size of its credit facility to $1.765 billion, comprised of a secured revolving credit facility, a term loan facility and a delayed draw term loan facility, and to extend the maturity date of the credit agreement to December 2019 (the “YES Credit Agreement”). The maximum amount available under the delayed draw term loan facility was $560 million and, in June 2015, was used to retire the YES Network’s senior subordinated notes. As of June 30, 2017, the outstanding balance on the term loan facilities and secured revolving credit facility was approximately $1.3 billion and $50 million, respectively. The maximum amount available under the secured revolving credit facility is $305 million. The material terms of the YES Credit Agreement include various financial and restrictive covenants. The YES Credit Agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network. At the election of the YES Network, the YES Credit Agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. The YES Network pays a commitment fee on undrawn funds (currently 0.325%) that is determined by the total leverage ratio. Principal payments with respect to the term loan and delayed draw term loan are required quarterly. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions. The YES Credit Agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met.

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

Included in the predecessor indentures as of June 30, 2016 was $400 million of 8.00% Senior Notes which were retired in October 2016.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2015, the Company retired $200 million of 7.60% Senior Notes.

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

Under the 2009 Indenture, the Company had the following issuances:

In November 2016, 21CFA issued $450 million of 3.375% Senior Notes due 2026 and $400 million of 4.750% Senior Notes due 2046. The net proceeds of $842 million were used for general corporate purposes.

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

Current Borrowings

Included in Borrowings within Current liabilities as of June 30, 2017 was $350 million of 7.25% Senior Notes due in May 2018 and principal payments on the YES Network term loan facilities of $107 million that are due in the next 12 months.

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

Bridge Credit Agreement

See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12. STOCKHOLDERS’ Equity

Common Stock and Preferred Stock

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2017, there were approximately 31,500 holders of record of shares of Class A Common Stock and 10,300 holders of record of shares of Class B Common Stock.

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

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. The Company does not have a timeframe over which these buyback authorizations are expected to be completed. As of June 30, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $3 billion under the fiscal 2017 authorization and $110 million under the fiscal 2016 authorization.

The program may be modified, extended, suspended or discontinued at any time.

The following table summarizes the Company’s repurchases of its Class A Common Stock:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Total cost of repurchases	$542	$4,982	$5,939
Total number of shares repurchased	21	172	172

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company did not repurchase any of its Class B Common Stock during the three-year period ended June 30, 2017.

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the years ended June 30,
	2017	2016	2015
Cash dividend paid per share	$0.360	$0.300	$0.275

Subsequent to June 30, 2017, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 18, 2017 with a record date for determining dividend entitlements of September 13, 2017.

Comprehensive Income

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

The following tables summarize the activity within Other comprehensive income (loss):

	For the year ended June 30, 2017
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$62	$-	$62

Other comprehensive income(a)	$62	$-	$62

Cash flow hedges
Unrealized gains	$27	$(10)	$17
Amount reclassified on hedging activity(b)	17	(6)	11

Other comprehensive income	$44	$(16)	$28

Benefit plan adjustments
Unrealized gains	$72	$(28)	$44
Reclassification adjustments realized in net income(c)	91	(33)	58

Other comprehensive income	$163	$(61)	$102

Equity method investments
Unrealized losses and reclassifications	$(67)	$7	$(60)

Other comprehensive loss	$(67)	$7	$(60)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2016
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(149)	$2	$(147)

Other comprehensive loss(a)	$(149)	$2	$(147)

Cash flow hedges
Unrealized losses	$(28)	$11	$(17)
Amount reclassified on hedging activity(b)	8	(3)	5

Other comprehensive loss	$(20)	$8	$(12)

Gains and losses on securities
Amount reclassified on sale of securities(d)	$(7)	$3	$(4)

Other comprehensive loss	$(7)	$3	$(4)

Benefit plan adjustments
Unrealized losses	$(240)	$74	$(166)
Reclassification adjustments realized in net income(c)	108	(40)	68

Other comprehensive loss	$(132)	$34	$(98)

Equity method investments
Unrealized losses and reclassifications	$(364)	$43	$(321)

Other comprehensive loss	$(364)	$43	$(321)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2015
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(1,068)	$-	$(1,068)
Amount reclassified on hedging activity(b)	(132)	-	(132)
Amount reclassified on dispositions(d)	(253)	-	(253)

Other comprehensive loss(a)	$(1,453)	$-	$(1,453)

Cash flow hedges
Unrealized losses	$(27)	$(2)	$(29)
Amount reclassified on hedging activity(b)	20	4	24

Other comprehensive loss	$(7)	$2	$(5)

Gains and losses on securities
Unrealized losses	$(3)	$1	$(2)
Amount reclassified on sale of securities(d)	(25)	9	(16)

Other comprehensive loss	$(28)	$10	$(18)

Benefit plan adjustments
Unrealized losses	$(102)	$38	$(64)
Reclassification adjustments realized in net income(c)	285	(101)	184
		-
Other comprehensive income	$183	$(63)	$120

Equity method investments
Unrealized losses and reclassifications	$(707)	$313	$(394)

Other comprehensive loss	$(707)	$313	$(394)

(a)	Foreign currency translation adjustments include $6 million, $(8) million and $(214) million for fiscal 2017, 2016 and 2015, respectively, relating to noncontrolling interests.
(b)

Reclassifications of amounts related to hedging activity are included in Revenue, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015 (See Note 8 – Fair Value for additional information regarding hedging activity).

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015 (See Note 16 – Pension and Other Postretirement Benefits for additional information).

(d)	Reclassifications of amounts related to dispositions and gains and losses on securities are included in Other, net in the Consolidated Statements of Operations for fiscal 2016 and 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2017	2016	2015
	(in millions)
Foreign currency translation adjustments	$(1,154)	$(1,210)	$(1,071)
Cash flow hedges	5	(23)	(11)
Unrealized holding gains on securities	-	-	4
Benefit plan adjustments	(407)	(509)	(411)
Equity method investments	(462)	(402)	(81)

Accumulated other comprehensive loss, net of tax	$(2,018)	$(2,144)	$(1,570)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EQUITY-BASED COMPENSATION

2013 Long-Term Incentive Plan

In October 2013, the Company adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”), under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2013 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. Stock options awarded under the 2013 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2013 Plan replaced the 2005 Long-Term Incentive Plan (the “2005 Plan” and together with the 2013 Plan, the “Plans”) under which no additional stock options, PSUs, restricted stock or RSUs will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2013 Plan is 87.5 million shares plus any residual shares that returned from the 2005 Plan. As of June 30, 2017, the remaining number of shares available for issuance under the 2013 Plan was approximately 75 million. Of the shares available for future issuance under the 2013 Plan, a maximum of 67 million shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of June 30, 2017. The Company will issue new shares of Class A Common Stock upon vesting of stock-settled PSUs and RSUs. The Company currently has no stock options outstanding and the outstanding RSUs are not significant.

In August 2014, the Compensation Committee approved the conversion of outstanding cash-settled equity awards granted primarily to certain named executive officers for the fiscal 2013-2015 and fiscal 2014-2016 performance periods from cash-settled to stock-settled awards. As a result, as of June 30, 2017, all outstanding equity awards granted to the Company’s named executive officers are stock-settled. PSUs granted to certain named executive officers that vested in fiscal 2015 were settled in cash.

The fair value of equity-based compensation under the Plans is calculated according to the type of award issued. Cash-settled awards are marked-to-market at each reporting period.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of the three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% (limited to 150% for certain executives) of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index (excluding financial, real estate and energy sector companies) and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

Participants in the plan received a grant of PSUs that has a three-year performance measurement period beginning in July of each fiscal year. The awards are subject to the achievement of one or more pre-established objective performance measures determined by the Compensation Committee. The majority of the awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated. Commencing with the fiscal 2017 awards granted, each eligible person is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the performance period. Any such dividend equivalent units shall be subject to the same terms and conditions which apply to the underlying PSUs and will convert to shares of Class A Common Stock, if at all, on the payment date, only to the extent that the underlying PSUs have been earned.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2017, 2016 and 2015, a total of approximately 7.4 million, 6.2 million and 4.1 million PSUs were granted, respectively, and will primarily be settled in shares of Class A Common Stock. PSUs granted to employees in certain foreign locations are settled in cash. During fiscal 2015, approximately 1.7 million cash-settled PSUs vested. Cash paid for vested cash-settled PSUs was not material for fiscal 2017 and 2016 and was $59 million in fiscal 2015, before statutory tax withholdings.

The following table summarizes the activity related to the Company’s target PSUs and RSUs to be settled in stock (PSUs and RSUs in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	13,842	$32.83	14,024	$30.61	16,182	$22.22
Granted	7,408	24.38	7,162	29.60	4,061	34.45
Vested(a)	(2,873)	35.20	(6,365)	25.54	(6,812)	14.62
Cancelled	(2,386)	33.18	(979)	24.81	(1,514)	24.44
Shares converted from cash-settled to stock-settled	-	-	-	-	2,107	31.52

Unvested units at the end of the year(b)	15,991	$28.44	13,842	$32.83	14,024	$30.61

(a)

The fair value and intrinsic value of the Company’s PSUs that vested during fiscal 2017, 2016 and 2015 was $69 million, $173 million and $196 million, respectively. The fair value and intrinsic value of the Company’s RSUs that vested during fiscal 2017 and 2016 were not material and during fiscal 2015 was $47 million.

(b)	The intrinsic value of unvested target PSUs and RSUs as of June 30, 2017 was approximately $450 million.

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Equity-based compensation	$126	$203	$93

Intrinsic value of all settled equity-based awards(a)	$81	$198	$303

Tax benefit on vested equity-based awards	$27	$71	$110

(a)	Includes cash-settled PSUs and RSUs.

As of June 30, 2017, the Company’s total estimated compensation cost, not yet recognized, related to non-vested PSUs and RSUs for all plans presented was approximately $100 million and is expected to be recognized over a weighted average period between one and two years.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell programming and purchase and/or sell advertising. The following table sets forth the net revenue from related parties included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Related party revenue, net of expense	$1,039	$851	$766

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Consolidated Balance Sheets:

	As of June 30,
	2017	2016
	(in millions)
Accounts receivable from related parties	$568	$389
Accounts payable to related parties	107	71

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2017:

	As of June 30, 2017
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,708	$315	$506	$344	$543
Other	441	122	164	84	71
Other commitments
Borrowings	20,079	457	2,192	1,400	16,030
Sports programming rights	54,619	5,706	10,740	10,602	27,571
Entertainment programming rights	2,426	1,125	886	327	88
Other commitments and contractual obligations	2,895	949	818	445	683

Total commitments, borrowings and contractual obligations	$82,168	$8,674	$15,306	$13,202	$44,986

In addition to the firm commitments above, the Company has made an offer to purchase the fully diluted share capital of Sky which the Company does not already own (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky”).

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

	As of June 30, 2017
	Amount of guarantees expiration per period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contingent guarantees
Sports programming rights	$374	$272	$94	$-	$8
Hulu indemnity	115	115	-	-	-
Letters of credit and other	8	2	2	-	4

Total contingent guarantees	$497	$389	$96	$-	$12

In addition to the contingent guarantees above, the Company is party to a capital funding agreement related to Hulu (See “Hulu indemnity” below).

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2048. Included in the total amount committed for operating leases of land and buildings of $1.7 billion, are approximately $210 million for office facilities that have been sub-leased to News Corp.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other commitments and contractual obligations

Primarily includes obligations relating to deferred and contingent consideration related to business combinations, television rating services agreements, multi-media rights agreements, distribution agreements, marketing agreements and contracts for capital expenditures.

Hulu indemnity

The Company owns an equity interest in Hulu, LLC (“Hulu”), which is considered a variable interest entity under ASC 810-10. However, the Company is not the primary beneficiary and hence accounts for its investment under the equity method. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheets in Other liabilities. In fiscal 2016 and 2015, the Company invested approximately $50 million and $125 million, respectively, in Hulu to maintain its ownership percentage at that time of approximately 33%.

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

In addition, in fiscal 2017, the Company invested approximately $100 million in Hulu and has committed to an additional investment of approximately $200 million in fiscal 2018, of which approximately $100 million was funded subsequent to June 30, 2017.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2017 was $683 million (See Note 16 – Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The Company has also received regulatory and investigative inquiries relating to these matters and stockholder demands to inspect the books and records of the Company which could lead to future litigation. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Since July 2016, the CEO of Fox News Channel resigned and there have been other significant changes in the management of the business unit. In addition, the network’s primetime lineup has significantly changed which could have a negative impact on our ratings.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.K. Newspaper Matters Indemnity

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). Pursuant to the Indemnity, the Company made payments of $28 million, $20 million and $49 million to News Corp during fiscal 2017, 2016 and 2015, respectively. The liability recorded in the Consolidated Balance Sheets related to the indemnity was approximately $80 million and $55 million as of June 30, 2017 and 2016, respectively.

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

NOTE 16. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2017, the Company settled a portion of its pension obligations through lump sum distributions, which resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $39 million which were included in Other, net in the Consolidated Statement of Operations. In fiscal 2016 and 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and through lump sum distributions. These purchases, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $75 million and $245 million for fiscal 2016 and 2015, respectively, which were included in Other, net in the Consolidated Statements of Operations.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2017, 2016 and 2015.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2017	2016	2017	2016
	(in millions)
Projected benefit obligation, beginning of the year	$2,019	$1,938	$187	$157
Service cost	58	67	3	3
Interest cost	59	89	5	7
Benefits paid	(23)	(16)	(8)	(8)
Settlements(a)	(145)	(74)	-	-
Actuarial losses (gains)(b)	19	159	(16)	25
Foreign exchange rate changes	(2)	(23)	-	-
Annuitization of pension liabilities(c)	-	(111)	-	-
Other	(2)	(10)	-	3

Projected benefit obligation, end of the year	1,983	2,019	171	187

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	1,381	1,388	-	-
Actual return on plan assets	163	19	-	-
Employer contributions	98	195	8	8
Benefits paid	(23)	(16)	(8)	(8)
Settlements(a)	(145)	(74)	-	-
Foreign exchange rate changes	(3)	(20)	-	-
Annuitization of pension liabilities(c)	-	(111)	-	-

Fair value of plan assets, end of the year	1,471	1,381	-	-

Funded status(d)	$(512)	$(638)	$(171)	$(187)

(a)

Amounts related to payments made to former employees in full settlement of their deferred pension benefits. In fiscal 2017, the Company settled a portion of its pension obligations through lump sum distributions, which resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $39 million which was included in Other, net in the Consolidated Statement of Operations.

(b)	The pension benefit actuarial losses for June 30, 2017 and 2016 were mainly due to a change in the U.K. and U.S. discount rate assumption utilized in measuring plan obligations, respectively.
(c)

In fiscal 2016, the Company settled pension obligations through the purchase of group annuity contracts from an insurance company and through lump sum distributions. These purchases, funded with pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $75 million for fiscal 2016, which was included in Other, net in the Consolidated Statement of Operations.

(d)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2017 and 2016 was approximately $260 million and $235 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2017	2016	2017	2016
	(in millions)
Accrued pension/postretirement liabilities	$(512)	$(638)	$(171)	$(187)

Net amount recognized	$(512)	$(638)	$(171)	$(187)

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2017	2016	2017	2016
	(in millions)
Actuarial losses	$584	$724	$44	$65
Prior service cost	5	7	-	-

Net amounts recognized	$589	$731	$44	$65

Amounts in Accumulated other comprehensive loss, before tax, expected to be recognized as a component of net periodic benefit costs in fiscal 2018:

	As of June 30, 2017
	Pension benefits	Postretirement benefits
	(in millions)
Actuarial losses	$36	$3
Prior service cost	1	-

Net amounts expected to be recognized	$37	$3

Accumulated pension benefit obligations as of June 30, 2017 and 2016 were $1,796 million and $1,826 million, respectively. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2017	2016	2017		2016
	(in millions)
Projected benefit obligation	$1,672	$1,688	$311		$331
Accumulated benefit obligation	1,500	1,511	296		315
Fair value of plan assets	1,471	1,381	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2017 and 2016 was approximately $260 million and $235 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded plans		Unfunded plans
	As of June 30,
	2017	2016	2017		2016
	(in millions)
Projected benefit obligation	$305	$1,688	$311		$331
Accumulated benefit obligation	296	1,511	296		315
Fair value of plan assets	254	1,381	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2017 and 2016 was approximately $260 million and $235 million, respectively.

The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost benefits earned during the period	$58	$67	$75	$3	$3	$4
Interest costs on projected benefit obligations	59	89	107	5	7	6
Expected return on plan assets	(89)	(97)	(128)	-	-	-
Amortization of deferred losses	45	30	36	5	3	3
Other	2	1	1	-	-	-

Net periodic benefit costs	$75	$90	$91	$13	$13	$13

Net periodic benefit costs exclude the pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $39 million, $75 million and $245 million for fiscal 2017, 2016 and 2015, respectively, which was included in Other, net in the Consolidated Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2017	2016	2015	2017	2016	2015
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.9%	3.8%	4.7%	3.9%	3.7%	4.5%
Rate of increase in future compensation	4.2%	4.3%	4.6%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	3.8%	4.7%	4.5%	3.7%	4.5%	4.3%
Expected return on plan assets	6.9%	6.9%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	4.3%	4.6%	4.6%	N/A	N/A	N/A

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. This change in estimate did not have a material impact on the Company’s pension and postretirement net periodic benefit expense in fiscal 2017.

The Company adopted the mortality table released by the Society of Actuaries in fiscal 2015, which extends the assumed life expectancy of plan participants, and subsequently updated by the Society of Actuaries in fiscal 2016 and in fiscal 2017, which lowered the assumed life expectancy of plan participants.

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2017	Fiscal 2016
Health care cost trend rate	8.2%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2039	2028

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2017:

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

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2018	$80	$9
2019	80	9
2020	80	9
2021	84	10
2022	88	10
2023-2027	515	47

The above table shows expected benefits payments for the postretirement benefits net of U.S. Medicare subsidy receipts which are anticipated to be approximately one million dollars per year.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8 – Fair Value, as of June 30, 2017 and 2016:

	As of June 30, 2017
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
ASSETS
Pooled funds(b)
Money market funds	$100	$-	$100	$-
Domestic equity funds	110	110	-	-
International equity funds	260	260	-	-
Domestic fixed income funds	2	2	-	-
International fixed income funds	148	43	-	105
Balanced funds	396	213	-	183
Other	26	4	-	22
Common stocks(c)
U.S. common stocks	179	179	-	-
Government and Agency obligations(d)
Domestic government obligations	27	-	27	-
Domestic agency obligations	23	-	23	-
International government obligations	1	-	1	-
Corporate obligations(d)	68	-	68	-
Partnership interests	21	-	-	21
Exchange traded funds(c)	42	42	-	-
Other	68	(10)	78	-

Total fair value of plan assets	$1,471	$843	$297	$331

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2016
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
ASSETS
Pooled funds(b)
Money market funds	$170	$-	$170	$-
Domestic equity funds	139	139	-	-
International equity funds	221	221	-	-
Domestic fixed income funds	2	2	-	-
International fixed income funds	153	49	-	104
Balanced funds	258	120	-	138
Other	19	-	-	19
Common stocks(c)
U.S. common stocks	226	226	-	-
Government and Agency obligations(d)
Domestic government obligations	24	-	24	-
Domestic agency obligations	22	-	22	-
International government obligations	2	-	2	-
Corporate obligations(d)	66	-	66	-
Partnership interests	20	-	-	20
Other	59	(7)	66	-

Total fair value of plan assets	$1,381	$750	$350	$281

(a)	As a practical expedient, pooled funds are valued at the net asset value (“NAV”) provided by the fund issuer and partnership interests are based on the fair value obtained from the general partner.
(b)	Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published NAV.
(c)	Common stock investments that are publicly traded and exchange traded funds are valued at the closing price reported on active markets in which the securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 48% equity securities, 27% fixed income securities and 25% in other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short-term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2017	2016
Asset Category
Equity securities	41%	43%
Fixed income securities	23	24
Other, including cash	36	33

Total	100%	100%

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

The table below presents the Company’s contributions to multiemployer pension and postretirement plans for fiscal 2017, 2016 and 2015:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Pension benefits	$89	$75	$77
Other benefits	117	88	89
Total contributions	$206	$163	$166

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $72 million, $68 million and $59 million for fiscal 2017, 2016 and 2015, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
U.S. (including exports)	$4,198	$3,767	$9,953
Foreign	491	387	(106)

Income from continuing operations before income tax expense	$4,689	$4,154	$9,847

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
U.S.
Federal	$826	$466	$891
State & local	65	99	88
Foreign	439	99	93

Total current	1,330	664	1,072

Deferred and other	89	466	171

Provision for income taxes from continuing operations	$1,419	$1,130	$1,243

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2017	2016	2015
U.S. federal income tax rate	35%	35%	35%
State and local taxes	1	-	1
Effect of foreign operations	(2)	(3)	(2)
Adjustments for tax matters, net(a)	-	1	2
Valuation allowance movements	1	2	(20)
Nontaxable income attributable to noncontrolling interests	(2)	(2)	(1)
Domestic production activities deduction	(3)	(2)	(1)
Other(b)	-	(4)	(1)

Effective tax rate for income from continuing operations	30%	27%	13%

(a)	In fiscal 2016, increases in the net provision for uncertain tax positions were substantially offset by the final settlement of a foreign matter.
(b)	Fiscal 2016 reflects increased tax amortization deductions for certain film and television properties as a result of a ruling that was received by the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2017	2016
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$437	$432
Capital loss carryforwards	36	35
Foreign tax credit carryforwards	132	-
Accrued liabilities	741	755
Other	586	259

Total deferred tax assets	1,932	1,481
Deferred tax liabilities
Basis difference and amortization	(2,333)	(2,295)
Revenue recognition	(553)	(504)
Sports rights contracts	(917)	(717)

Total deferred tax liabilities	(3,803)	(3,516)

Net deferred tax liability before valuation allowance	(1,871)	(2,035)
Less: valuation allowance	(714)	(575)

Total net deferred tax liabilities	$(2,585)	$(2,610)

The Company had non-current deferred tax assets of $197 million and $278 million as of June 30, 2017 and 2016, respectively. The Company also had non-current deferred tax liabilities of $2,782 million and $2,888 million as of June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had $437 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses expire through 2024.

As of June 30, 2017, the Company had $132 million of foreign tax credit carryforwards available to offset certain future income tax expense. The Company has no valuation allowance associated with this tax asset as the Company has determined that it is more likely than not that the Company will utilize these foreign tax credit carryforwards prior to their expiration.

The increase in the valuation allowance to $714 million as of June 30, 2017 was primarily due to decreases in the basis of certain investments and additional foreign losses for which no benefit can be taken.

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Balance, beginning of year	$674	$361	$144
Additions for prior year tax positions	3	295	46
Additions for current year tax positions	26	78	171
Reduction for prior year tax positions	(124)	(60)	-

Balance, end of year	$579	$674	$361

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax expense. The Company recorded liabilities for accrued interest of $74 million and $72 million as of June 30, 2017 and 2016, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2017, 2016 and 2015 were not material.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The additions to the balance of uncertain tax positions in fiscal 2017 is primarily attributable to foreign and state matters. During fiscal 2017, the reduction for prior year tax positions results from a settlement of audits. The U.S. Internal Revenue Service is currently examining fiscal years 2009 through 2013. In addition, the Company’s income tax returns for fiscal years 2010 through 2017 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2017 and 2016, $505 million and $605 million, respectively, would affect the Company’s effective income tax rate, if the Company’s position with respect to the uncertainties is sustained.

The Company has not provided U.S. deferred income taxes and foreign withholding taxes on outside basis differentials including undistributed earnings attributable to certain foreign subsidiaries. It is management’s intention to reinvest in these subsidiaries indefinitely and the Company’s long term domestic liquidity needs do not consider repatriation of the undistributed earnings of these subsidiaries. The calculation of the unrecognized deferred tax liability for temporary differences related to these outside basis differentials is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $895 million as of June 30, 2017.

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

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

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the fiscal years ended June 30, 2017, 2016 and 2015:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Income from continuing operations before income tax expense	$4,689	$4,154	$9,847
Add
Amortization of cable distribution investments	65	75	80
Depreciation and amortization	553	530	736
Impairment and restructuring charges	315	323	502
Equity losses (earnings) of affiliates	41	34	(904)
Interest expense, net	1,219	1,184	1,198
Interest income	(36)	(38)	(39)
Other, net	327	335	(4,698)

Total Segment OIBDA	$7,173	$6,597	$6,722

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment OIBDA for the fiscal years ended June 30, 2017, 2016 and 2015:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Revenues
Cable Network Programming	$16,130	$15,029	$13,773
Television	5,649	5,105	4,895
Filmed Entertainment	8,235	8,505	9,525
Direct Broadcast Satellite Television	-	-	2,112
Other, Corporate and Eliminations(a)	(1,514)	(1,313)	(1,318)

Total revenues	$28,500	$27,326	$28,987
Segment OIBDA
Cable Network Programming	$5,601	$5,145	$4,648
Television	894	744	718
Filmed Entertainment	1,051	1,085	1,445
Direct Broadcast Satellite Television	-	-	234
Other, Corporate and Eliminations	(373)	(377)	(323)

Total Segment OIBDA	$7,173	$6,597	$6,722

(a)

Intersegment revenues, generated by the Filmed Entertainment segment, of $1,406 million, $1,213 million and $1,236 million for fiscal 2017, 2016 and 2015, respectively, have been eliminated within the Other, Corporate and Eliminations segment. The balance of intersegment revenues is primarily related to the Cable Network Programming segment.

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Depreciation and amortization
Cable Network Programming	$337	$311	$294
Television	114	118	115
Filmed Entertainment	80	82	107
Direct Broadcast Satellite Television	-	-	202
Other, Corporate and Eliminations	22	19	18

Total depreciation and amortization	$553	$530	$736

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Capital expenditures
Cable Network Programming	$169	$132	$106
Television	73	75	77
Filmed Entertainment	48	45	45
Direct Broadcast Satellite Television	-	-	95
Other, Corporate and Eliminations	87	11	101

Total capital expenditures	$377	$263	$424

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2017	2016
	(in millions)
Assets
Cable Network Programming	$24,913	$24,974
Television	6,775	6,959
Filmed Entertainment	10,312	9,579
Other, Corporate and Eliminations	4,822	2,818
Investments	3,902	3,863

Total assets	$50,724	$48,193

	As of June 30,
	2017	2016
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$13,285	$13,463
Television	4,278	4,288
Filmed Entertainment	1,803	1,759

Total goodwill and intangible assets, net	$19,366	$19,510

Revenues by Component

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Revenues
Affiliate fee	$12,172	$11,221	$10,353
Subscription	-	-	1,964
Advertising	8,039	7,659	7,609
Content	7,707	7,949	8,677
Other	582	497	384

Total revenues	$28,500	$27,326	$28,987

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Revenues
U.S. and Canada(a)	$20,643	$19,388	$18,563
Europe	3,122	3,324	5,724
Other(b)	4,735	4,614	4,700

Total revenues	$28,500	$27,326	$28,987

(a)	Revenues include approximately $20.4 billion, $19.1 billion and $18.2 billion from customers in the U.S. in fiscal 2017, 2016 and 2015, respectively.
(b)	Revenues include approximately $2.8 billion, $2.7 billion and $2.6 billion from customers in Asia in fiscal 2017, 2016 and 2015, respectively.

Revenues are attributed to countries based on location of customers. For fiscal 2017, the Company had one customer that represented approximately 10% of Revenues primarily within the Cable Network Programming segment.

	As of June 30,
	2017	2016
	(in millions)
Long-lived assets(a)
U.S. and Canada	$9,416	$8,640
Other	1,557	953

Total long-lived assets	$10,973	$9,593

(a)	Reflects Total assets less Current assets, Goodwill, Intangible assets, Investments and Non-current deferred tax assets. Other primarily consists of Asia, Europe and South America.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2017	2016	2015
	(in millions, except per share amounts)
Income from continuing operations	$3,270	$3,024	$8,604
Less: Net income attributable to noncontrolling interests	(274)	(261)	(231)

Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)	$2,996	$2,763	$8,373
Loss from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders	(44)	(8)	(67)

Net income attributable to Twenty-First Century Fox stockholders(a)	$2,952	$2,755	$8,306

Weighted average shares - basic	1,854	1,943	2,127
Shares issuable under equity-based compensation plans(b)	2	2	3

Weighted average shares - diluted	1,856	1,945	2,130

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic	$1.62	$1.42	$3.94

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - diluted	$1.61	$1.42	$3.93

Loss from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$(0.02)	$-	$(0.03)

Net income attributable to Twenty-First Century Fox stockholders per share - basic	$1.59	$1.42	$3.91

Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$1.59	$1.42	$3.90

(a)	The effect of potentially dilutive securities on the numerator used in the Company’s earnings per share computations were not material.
(b)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of PSUs and RSUs if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
FISCAL 2017
Revenues	$6,506	$7,682	$7,564	$6,748
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a) (b)	827	857	811	501
Loss from discontinued operations, net of tax	(6)	(1)	(12)	(25)
Net income attributable to Twenty-First Century Fox stockholders(b)	$821	$856	$799	$476
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.44	$0.46	$0.44	$0.27
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.44	$0.46	$0.43	$0.26
Stock prices(c)
Class A - High	$28.12	$28.64	$32.44	$32.15
Class A - Low	$23.57	$24.35	$28.72	$26.74
Class B - High	$28.62	$28.48	$31.82	$31.57
Class B - Low	$24.12	$24.68	$28.00	$26.53

FISCAL 2016
Revenues	$6,077	$7,375	$7,228	$6,646
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a) (b)	678	674	844	567
Loss from discontinued operations, net of tax	(3)	(2)	(3)	-
Net income attributable to Twenty-First Century Fox stockholders(b)	$675	$672	$841	$567
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.34	$0.34	$0.44	$0.30
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.34	$0.34	$0.44	$0.30
Stock prices(c)
Class A - High	$34.49	$31.28	$28.23	$31.06
Class A - Low	$25.19	$27.07	$24.14	$26.37
Class B - High	$33.52	$31.50	$28.21	$30.93
Class B - Low	$25.41	$27.23	$24.21	$26.26

(a)

See Note 5 – Restructuring Programs, Note 6 – Inventories, net and Note 22 – Additional Financial Information under the heading “Other, net” for details of infrequent items recorded during the fiscal year.

(b)	The effect of potentially dilutive securities on the numerator used in the Company’s earnings per share computations were not material.
(c)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
FISCAL 2017
Allowances for returns and doubtful accounts	$(576)	$(671)	$-	$705	$5	$(537)
Deferred tax valuation allowance	(575)	(146)	-	8	(1)	(714)

FISCAL 2016
Allowances for returns and doubtful accounts	$(506)	$(906)	$-	$830	$6	$(576)
Deferred tax valuation allowance	(453)	(136)	7	10	(3)	(575)

FISCAL 2015
Allowances for returns and doubtful accounts	$(815)	$(881)	$149	$889	$152	$(506)
Deferred tax valuation allowance	(2,338)	(34)	1,687	224	8	(453)

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Gain on disposition of DBS businesses(a)	$-	$-	$4,984
Acquisition related and other transaction costs(b)	(190)	(69)	-
Settlement loss on pension liabilities(c)	(39)	(75)	(245)
Investment impairment and disposal losses(d)	(34)	(111)	(89)
Gain on disposition of Shine Group(a)	-	-	58
Other(e)	(64)	(80)	(10)

Total other, net	$(327)	$(335)	$4,698

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(b)

The acquisition related and other transaction costs for fiscal 2017 primarily represent the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion). The acquisition related costs for fiscal 2016 are primarily due to a revision of a contingency estimate, in the first quarter of fiscal 2016, related to a previous acquisition.

(c)	See Note 16 – Pension and Other Postretirement Benefits.
(d)	See Note 7 – Investments.
(e)

Other for fiscal 2017 included approximately $50 million of costs related to settlements of claims arising out of allegations of sexual harassment and discrimination at the Company’s Fox News Channel business.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable, accrued expenses and other current liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Consolidated Balance Sheets:

	As of June 30,
	2017	2016
	(in millions)
Accrued expenses	$2,432	$2,476
Accounts payable	406	270
Other current liabilities	613	435

Total accounts payable, accrued expenses and other current liabilities	$3,451	$3,181

Supplemental Cash Flows Information

	For the years ended June 30,
	2017	2016	2015
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(927)	$(840)	$(880)

Cash paid for interest	$(1,200)	$(1,176)	$(1,213)

Sale of other investments	$6	$11	$2

Purchase of other investments	$(178)	$(288)	$(78)

Supplemental information on acquisitions and additional investments
Fair value of assets acquired	$80	$1,329	$219
Cash acquired	-	8	-
Liabilities assumed	(5)	(63)	(2)
Noncontrolling interest increase	-	(169)	-
Cash paid	(75)	(924)	(142)

Fair value of equity instruments issued to third parties(a)	-	181	75
Issuance of subsidiary common units	-	(181)	(75)

Fair value of equity instruments consideration	$-	$-	$-

(a)	Includes Redeemable noncontrolling interests.

NOTE 23. SUPPLEMENTAL GUARANTOR INFORMATION

The Parent Guarantor presently guarantees the senior public indebtedness of 21CFA and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these Consolidated Financial Statements (See Note 11 – Borrowings).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$28,499	$-	$28,500
Expenses	(431)	-	(21,829)	-	(22,260)
Equity losses of affiliates	(1)	-	(40)	-	(41)
Interest expense, net	(1,674)	(772)	(77)	1,304	(1,219)
Interest income	3	8	1,329	(1,304)	36
Earnings from subsidiary entities	6,522	3,776	-	(10,298)	-
Other, net	(218)	(16)	(93)	-	(327)

Income from continuing operations before income tax expense	4,202	2,996	7,789	(10,298)	4,689
Income tax expense	(1,272)	-	(2,358)	2,211	(1,419)

Income from continuing operations	2,930	2,996	5,431	(8,087)	3,270
Loss from discontinued operations, net of tax	-	(44)	-	-	(44)

Net income	2,930	2,952	5,431	(8,087)	3,226
Less: Net income attributable to noncontrolling interests	-	-	(274)	-	(274)

Net income attributable to Twenty-First Century Fox stockholders	$2,930	$2,952	$5,157	$(8,087)	$2,952

Comprehensive income attributable to Twenty-First Century Fox stockholders	$2,839	$3,078	$5,225	$(8,064)	$3,078

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$27,325	$-	$27,326
Expenses	(371)	-	(21,286)	-	(21,657)
Equity losses of affiliates	(2)	-	(32)	-	(34)
Interest expense, net	(1,622)	(715)	(73)	1,226	(1,184)
Interest income	7	3	1,254	(1,226)	38
Earnings from subsidiary entities	6,129	3,475	-	(9,604)	-
Other, net	(118)	-	(217)	-	(335)

Income from continuing operations before income tax expense	4,024	2,763	6,971	(9,604)	4,154
Income tax expense	(1,093)	-	(1,896)	1,859	(1,130)

Income from continuing operations	2,931	2,763	5,075	(7,745)	3,024
Loss from discontinued operations, net of tax	-	(8)	-	-	(8)

Net income	2,931	2,755	5,075	(7,745)	3,016
Less: Net income attributable to noncontrolling interests	-	-	(261)	-	(261)

Net income attributable to Twenty-First Century Fox stockholders	$2,931	$2,755	$4,814	$(7,745)	$2,755

Comprehensive income attributable to Twenty-First Century Fox stockholders	$2,138	$2,181	$4,270	$(6,408)	$2,181

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$28,986	$-	$28,987
Expenses	(333)	-	(23,250)	-	(23,583)
Equity (losses) earnings of affiliates	(3)	-	907	-	904
Interest expense, net	(1,586)	(637)	(96)	1,121	(1,198)
Interest income	9	6	1,145	(1,121)	39
Earnings from subsidiary entities	11,205	9,012	-	(20,217)	-
Other, net	53	(8)	4,653	-	4,698

Income from continuing operations before income tax expense	9,346	8,373	12,345	(20,217)	9,847
Income tax expense	(1,181)	-	(1,559)	1,497	(1,243)

Income from continuing operations	8,165	8,373	10,786	(18,720)	8,604
Loss from discontinued operations, net of tax	-	(67)	-	-	(67)

Net income	8,165	8,306	10,786	(18,720)	8,537
Less: Net income attributable to noncontrolling interests	-	-	(231)	-	(231)

Net income attributable to Twenty-First Century Fox stockholders	$8,165	$8,306	$10,555	$(18,720)	$8,306

Comprehensive income attributable to Twenty-First Century Fox stockholders	$6,368	$6,770	$8,677	$(15,045)	$6,770

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$40	$4,882	$1,241	$-	$6,163
Receivables, net	6	-	6,472	(1)	6,477
Inventories, net	-	-	3,101	-	3,101
Other	49	-	496	-	545

Total current assets	95	4,882	11,310	(1)	16,286

Non-current assets
Receivables, net	13	-	530	-	543
Inventories, net	-	-	7,452	-	7,452
Property, plant and equipment, net	297	-	1,484	-	1,781
Intangible assets, net	-	-	6,574	-	6,574
Goodwill	-	-	12,792	-	12,792
Other non-current assets	261	-	1,133	-	1,394
Investments
Investments in associated companies and other investments	179	37	3,686	-	3,902
Intragroup investments	105,516	59,926	-	(165,442)	-

Total investments	105,695	59,963	3,686	(165,442)	3,902

Total assets	$106,361	$64,845	$44,961	$(165,443)	$50,724

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$350	$-	$107	$-	$457
Other current liabilities	643	72	6,067	(1)	6,781

Total current liabilities	993	72	6,174	(1)	7,238
Non-current liabilities
Borrowings	18,217	-	1,239	-	19,456
Other non-current liabilities	522	-	5,876	-	6,398
Intercompany	39,629	49,051	(88,680)	-	-
Redeemable noncontrolling interests	-	-	694	-	694
Total equity	47,000	15,722	119,658	(165,442)	16,938

Total liabilities and equity	$106,361	$64,845	$44,961	$(165,443)	$50,724

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$661	$2,019	$1,744	$-	$4,424
Receivables, net	20	-	6,239	(1)	6,258
Inventories, net	-	-	3,291	-	3,291
Other	13	-	963	-	976

Total current assets	694	2,019	12,237	(1)	14,949

Non-current assets
Receivables, net	15	-	374	-	389
Inventories, net	-	-	6,612	-	6,612
Property, plant and equipment, net	213	-	1,479	-	1,692
Intangible assets, net	-	-	6,777	-	6,777
Goodwill	-	-	12,733	-	12,733
Other non-current assets	235	-	943	-	1,178
Investments
Investments in associated companies and other investments	137	37	3,689	-	3,863
Intragroup investments	98,965	55,895	-	(154,860)	-

Total investments	99,102	55,932	3,689	(154,860)	3,863

Total assets	$100,259	$57,951	$44,844	$(154,861)	$48,193

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$400	$-	$27	$-	$427
Other current liabilities	489	144	6,009	(1)	6,641

Total current liabilities	889	144	6,036	(1)	7,068
Non-current liabilities
Borrowings	17,712	-	1,414	-	19,126
Other non-current liabilities	605	-	5,961	-	6,566
Intercompany	37,838	44,146	(81,984)	-	-
Redeemable noncontrolling interests	-	-	552	-	552
Total equity	43,215	13,661	112,865	(154,860)	14,881

Total liabilities and equity	$100,259	$57,951	$44,844	$(154,861)	$48,193

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(793)	$4,170	$408	$-	$3,785

INVESTING ACTIVITIES
Property, plant and equipment	(87)	-	(290)	-	(377)
Investments	(111)	-	(264)	-	(375)

Net cash used in investing activities from continuing operations	(198)	-	(554)	-	(752)

FINANCING ACTIVITIES
Borrowings	842	-	76	-	918
Repayment of borrowings	(400)	-	(173)	-	(573)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(668)	(275)	-	(943)
Purchase of subsidiary shares from noncontrolling interests	-	-	(1)	-	(1)
Other financing activities, net	(44)	(20)	1	-	(63)

Net cash provided by (used in) financing activities from continuing operations	398	(1,307)	(372)	-	(1,281)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(28)	-	-	-	(28)

Net (decrease) increase in cash and cash equivalents	(621)	2,863	(518)	-	1,724
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	15	-	15

Cash and cash equivalents, end of year	$40	$4,882	$1,241	$-	$6,163

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(681)	$2,234	$1,495	$-	$3,048

INVESTING ACTIVITIES
Property, plant and equipment	(10)	-	(253)	-	(263)
Investments	(182)	(594)	(599)	-	(1,375)

Net cash used in investing activities from continuing operations	(192)	(594)	(852)	-	(1,638)

FINANCING ACTIVITIES
Borrowings	987	-	373	-	1,360
Repayment of borrowings	(200)	-	(487)	-	(687)
Repurchase of shares	-	(4,904)	-	-	(4,904)
Dividends paid and distributions	-	(586)	(235)	-	(821)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(234)	-	(290)
Other financing activities, net	-	12	-	-	12

Net cash provided by (used in) financing activities from continuing operations	787	(5,534)	(583)	-	(5,330)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(20)	-	-	-	(20)

Net (decrease) increase in cash and cash equivalents	(106)	(3,894)	60	-	(3,940)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(64)	-	(64)

Cash and cash equivalents, end of year	$661	$2,019	$1,744	$-	$4,424

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITES
Net cash provided by operating activities from continuing operations	$43	$1,340	$2,234	$-	$3,617

INVESTING ACTIVITIES
Property, plant and equipment	(100)	-	(324)	-	(424)
Investments	(127)	(3)	(1,337)	-	(1,467)
Proceeds from dispositions, net	86	8,581	(40)	-	8,627

Net cash (used in) provided by investing activities from continuing operations	(141)	8,578	(1,701)	-	6,736

FINANCING ACTIVITIES
Borrowings	1,191	-	1,970	-	3,161
Repayment of borrowings	(750)	-	(2,095)	-	(2,845)
Repurchase of shares	-	(5,939)	-	-	(5,939)
Dividends paid and distributions	-	(587)	(291)	-	(878)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	(2)	-	(652)
Other financing activities, net	-	51	-	-	51

Net cash provided by (used in) financing activities from continuing operations	441	(7,125)	(418)	-	(7,102)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(49)	-	-	-	(49)

Net increase in cash and cash equivalents	294	2,793	115	-	3,202
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(189)	-	(189)

Cash and cash equivalents, end of year	$767	$5,913	$1,748	$-	$8,428

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 65 and 66, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

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

Date: August 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES R. MURDOCH James R. Murdoch	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2017
/S/ JOHN P. NALLEN John P. Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2017
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Executive Chairman	August 14, 2017
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman	August 14, 2017
/S/ CHASE CAREY Chase Carey	Vice Chairman	August 14, 2017
/S/ DELPHINE ARNAULT Delphine Arnault	Director	August 14, 2017
/S/ JAMES W. BREYER James W. Breyer	Director	August 14, 2017
/S/ DAVID F. DEVOE David F. DeVoe	Director	August 14, 2017
/S/ Viet Dinh Viet Dinh	Director	August 14, 2017
/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 14, 2017
/S/ JACQUES NASSER Jacques Nasser	Director	August 14, 2017
/S/ ROBERT SILBERMAN Robert Silberman	Director	August 14, 2017
/S/ TIDJANE THIAM Tidjane Thiam	Director	August 14, 2017
/S/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director	August 14, 2017

EXHIBIT INDEX

Number	Description

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

2.5

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

3.3

Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 20, 2017.)

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

4.51

Registration Rights Agreement, dated as of November 18, 2016, by and among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 333-32352) filed with the Securities and Exchange Commission on February 9, 2017.)

4.52

Form of Notes representing $450,000,000 principal amount of 3.375% Senior Notes due 2026, dated November 18, 2016. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 333-32352) filed with the Securities and Exchange Commission on February 9, 2017.)

4.53

Form of Notes representing $400,000,000 principal amount of 4.750% Senior Notes due 2046, dated November 18, 2016. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 333-32352) filed with the Securities and Exchange Commission on February 9, 2017.)

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

10.3

Letter Agreement, dated August 2, 2010, between the Registrant and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.4

Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.5

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

10.8

Letter Agreement, dated as of July 1, 2013, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.9

Letter Agreement, dated August 2, 2010, between the Registrant and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.10

Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.11

Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.12

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

10.13

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

10.14

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

10.15

Form of Voting Agreement by and between the Registrant and the Murdoch Family Interests, dated April 18, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

10.16

Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

10.17

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

10.19

Letter Agreement, dated November 14, 2014, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 5, 2015.) ±

10.20

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Lachlan K. Murdoch. (Incorporated by reference to Exhibit 10.33 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.) ±

10.21

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and James R. Murdoch. (Incorporated by reference to Exhibit 10.34 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.22

Consulting Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.36 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.23

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and John P. Nallen. (Incorporated by reference to Exhibit 10.37 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.24

Nomination Agreement dated September 28, 2015 by and among the ValueAct Group and Twenty-First Century Fox, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 29, 2015.)

10.25

Letter Agreement, dated December 14, 2015, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2016.) ±

10.26

Letter Agreement, dated December 19, 2016, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 333-32352) filed with the Securities and Exchange Commission on February 9, 2017.) ±

10.27

Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.32 to the Annual Report of the Registrant on Form 10-K (File No. 333-32352) filed with the Securities and Exchange Commission on August 11, 2016.)±

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
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2017, 2016 and 2015 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.