Form 10-Q
period 2017-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2017-11-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 3, 2017, 1,054,008,837 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2017	2016
Revenues	$7,002	$6,506
Operating expenses	(4,381)	(3,915)
Selling, general and administrative	(848)	(815)
Depreciation and amortization	(142)	(135)
Impairment and restructuring charges	(21)	(137)
Equity earnings of affiliates	60	35
Interest expense, net	(313)	(300)
Interest income	10	9
Other, net	(72)	(11)

Income from continuing operations before income tax expense	1,295	1,237
Income tax expense	(391)	(343)

Income from continuing operations	904	894
Income (loss) from discontinued operations, net of tax	16	(6)

Net income	920	888
Less: Net income attributable to noncontrolling interests	(65)	(67)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$855	$821

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$839	$827

Weighted average shares
Basic	1,852	1,861
Diluted	1,853	1,863

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.45	$0.44

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.46	$0.44

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2017	2016
Net income	$920	$888
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	41	2
Cash flow hedges	-	8
Unrealized holding gains on securities	82	-
Benefit plan adjustments	6	9
Equity method investments	22	(59)

Other comprehensive income (loss), net of tax	151	(40)

Comprehensive income	1,071	848

Less: Net income attributable to noncontrolling interests(a)	(65)	(67)
Less: Other comprehensive income attributable to noncontrolling interests	(9)	(1)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$997	$780

(a)

Net income attributable to noncontrolling interests includes $29 million and $27 million for the three months ended September 30, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2017	As of June 30, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$6,901	$6,163
Receivables, net	6,619	6,477
Inventories, net	2,856	3,101
Other	622	545

Total current assets	16,998	16,286

Non-current assets
Receivables, net	684	543
Investments	4,066	3,902
Inventories, net	8,019	7,452
Property, plant and equipment, net	1,779	1,781
Intangible assets, net	6,289	6,574
Goodwill	12,779	12,792
Other non-current assets	1,414	1,394

Total assets	$52,028	$50,724

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$707	$457
Accounts payable, accrued expenses and other current liabilities	3,966	3,451
Participations, residuals and royalties payable	1,604	1,657
Program rights payable	1,228	1,093
Deferred revenue	671	580

Total current liabilities	8,176	7,238

Non-current liabilities
Borrowings	19,142	19,456
Other liabilities	3,654	3,616
Deferred income taxes	2,801	2,782
Redeemable noncontrolling interests	699	694
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,345	12,406
Retained earnings	5,816	5,315
Accumulated other comprehensive loss	(1,876)	(2,018)

Total Twenty-First Century Fox, Inc. stockholders' equity	16,304	15,722
Noncontrolling interests	1,252	1,216

Total equity	17,556	16,938

Total liabilities and equity	$52,028	$50,724

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,054,008,837 shares and 1,052,536,963 shares issued and outstanding, net of 123,687,371 treasury shares at par as of September 30, 2017 and June 30, 2017, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of September 30, 2017 and June 30, 2017.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$920	$888
Less: Income (loss) from discontinued operations, net of tax	16	(6)

Income from continuing operations	904	894
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	142	135
Amortization of cable distribution investments	18	15
Impairment and restructuring charges	21	137
Equity-based compensation	27	42
Equity earnings of affiliates	(60)	(35)
Cash distributions received from affiliates	5	2
Other, net	72	11
Deferred income taxes and other taxes	(11)	(12)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(287)	86
Inventories net of program rights payable	(183)	(294)
Accounts payable and accrued expenses	(100)	(22)
Other changes, net	200	31

Net cash provided by operating activities from continuing operations	748	990

INVESTING ACTIVITIES
Property, plant and equipment	(81)	(53)
Investments in equity affiliates	(101)	(6)
Proceeds from dispositions, net	362	1
Other investments	(29)	(64)

Net cash provided by (used in) investing activities from continuing operations	151	(122)

FINANCING ACTIVITIES
Borrowings	-	37
Repayment of borrowings	(67)	(105)
Repurchase of shares	-	(467)
Dividends paid and distributions	(67)	(54)
Other financing activities, net	(32)	(29)

Net cash used in financing activities from continuing operations	(166)	(618)

Net decrease in cash and cash equivalents from discontinued operations	(9)	(6)

Net increase in cash and cash equivalents	724	244
Cash and cash equivalents, beginning of year	6,163	4,424
Exchange movement on cash balances	14	13

Cash and cash equivalents, end of period	$6,901	$4,681

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

The accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2017 (the “2017 Form 10-K”).

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

Certain fiscal 2017 amounts have been reclassified to conform to the fiscal 2018 presentation. Unless indicated otherwise, the information in the notes to the Unaudited Consolidated Financial Statements relates to the Company’s continuing operations.

The Company has reclassified certain fiscal 2017 amounts for development and certain other costs from Selling, general and administrative to Operating expenses within the Consolidated Statement of Operations to conform to the fiscal 2018 presentation. These reclassifications did not affect previously reported Revenue, Income from continuing operations before income tax expense or Net income in the Consolidated Statement of Operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On July 1, 2017, the Company adopted ASU 2016-09. In accordance with ASU 2016-09, the Company will prospectively recognize all excess tax benefits and tax deficiencies in Income tax expense in the Statements of Operations. In the statement of cash flows, all excess tax benefits are presented retrospectively in Net cash provided by operating activities from continuing operations. In addition, the Company retrospectively adopted the guidance that requires cash paid by the Company when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows. The adoption of ASU 2016-09 resulted in an increase in Net cash provided by operating activities from continuing operations and a corresponding increase in Net cash used in financing activities from continuing operations in the Statement of Cash Flows for fiscal 2017. The other aspects of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2017, the Company early adopted ASU 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 did not have a material effect on the Company’s consolidated financial statements.

Issued

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The objective of ASU 2017-12 is to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, ASU 2017-12 simplifies the assessment of hedge effectiveness. ASU 2017-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. Early adoption is permitted in an interim period. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

Fiscal 2018

Announced Acquisitions

Sky

In December 2016, the Company announced it reached agreement with Sky plc (“Sky”), in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own, at a price of £10.75 per Sky share (approximately $16 billion in the aggregate) (the “Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Sky Acquisition. The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. Subject to satisfaction of the outstanding conditions and any further delays in the UK decision-making process, the Sky Acquisition is expected to close by June 30, 2018.

Also in December 2016, the Company entered into a co-operation agreement with Sky (the “Co-Operation Agreement”) pursuant to which the Company and Sky agreed to take certain steps to facilitate completion of the Sky Acquisition. The Co-Operation Agreement provides for a £200 million (approximately $270 million) break fee payable by the Company in the event that regulatory approvals are not obtained prior to August 15, 2018, or in certain other circumstances described in the Co-Operation Agreement.

To provide financing in connection with the Sky Acquisition, the Company and 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $16 billion). Fees under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be London Interbank Offered Rate (“LIBOR”) plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. The Company purchased a foreign currency exchange option in February 2017, which was subsequently modified in September 2017, to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. (See Note 5 – Fair Value under the heading “Foreign Currency Contracts” and Note 11 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Sky Acquisition will result in enhanced capabilities of the combined company, underpinned by a more geographically diverse and stable revenue base, and an improved balance between subscription, affiliate fee, advertising and content revenues.

Other

In February 2017, the Company announced that it anticipated receiving approximately $350 million in proceeds resulting from the Federal Communications Commission’s (the “FCC”) completed reverse auction for broadcast spectrum. Consequently, the Company will relinquish spectrum used by its television stations affiliated with both The CW Television Network and Master Distribution Service, Inc. (“MyNetworkTV”) in Chicago, IL and MyNetworkTV in the Washington, DC and Charlotte, NC designated market areas, in which the Company operates duopolies. These stations will continue broadcasting using the spectrum of the existing FOX Broadcasting Company (“FOX”) owned and operated station in that market. The proceeds were received in July 2017 and the Company recorded a deferred gain on this transaction which will be recognized upon relinquishing the spectrum to the FCC.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Programming rights
Sports Programming rights	$3,289	$3,201
Entertainment Programming rights(a)	3,186	3,232
Filmed entertainment costs
Films
Released, less accumulated amortization	1,244	1,112
Completed, not released	72	398
In production	1,543	1,094
In development or preproduction	166	295
	-
	3,025	2,899

Television productions
Released, less accumulated amortization	704	838
In production, development or preproduction	671	383

	1,375	1,221

Total filmed entertainment costs, less accumulated amortization(b)	4,400	4,120

Total inventories, net	10,875	10,553
Less: current portion of inventories, net(c)	(2,856)	(3,101)

Total non-current inventories, net	$8,019	$7,452

(a)	Includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $234 million and $241 million of net intangible film library costs as of September 30, 2017 and June 30, 2017, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of September 30, 2017 and June 30, 2017 was comprised of programming rights ($2,784 million and $3,037 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of September 30, 2017	As of September 30, 2017	As of June 30, 2017
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$3,226	$3,175
Endemol Shine Group(b)	Global multi-platform content provider	50%	273	262
Other investments		various	567	465

Total investments			$4,066	$3,902

(a)

The Company’s investment in Sky had a market value of $8.2 billion as of September 30, 2017 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value). As part of the agreement for the Sky Acquisition, Sky will not pay any dividends in calendar year 2017. However, if the Sky Acquisition has not closed on or before December 31, 2017, the Sky shareholders will be entitled to receive a special dividend in calendar year 2018 (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion of this investment).

(b)	Equity method investment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hulu

The Company owns an equity interest in Hulu, LLC (“Hulu”). In August 2016, Hulu issued a 10% equity interest to a new investor thereby diluting the Company’s ownership to 30%. For a period of up to 36 months, under certain limited circumstances arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. As a result of these conditions, the Company will record a gain on the dilution of its ownership interest upon resolution of the contingency. The Company will continue to account for its interest in Hulu as an equity method investment.

The Company has committed to an additional investment of approximately $200 million in fiscal 2018, of which approximately $100 million was funded in August 2017. The remaining amount was funded subsequent to September 30, 2017.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis.

	Fair value measurements
	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$160	$160	$-	$-
Derivatives(b)	133	-	133	-
Other(c)	61	-	-	61
Redeemable noncontrolling interests	(699)	-	-	(699)

Total	$(345)	$160	$133	$(638)

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives(b)	$48	$-	$48	$-
Other(c)	43	-	-	43
Liabilities
Derivatives(b)	(9)	-	(9)	-
Redeemable noncontrolling interests	(694)	-	-	(694)

Total	$(612)	$-	$39	$(651)

(a)	Represents an available-for-sale security.
(b)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(c)	Primarily relates to past acquisitions, including contingent consideration arrangements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). Two minority shareholders’ put rights will become exercisable in March 2018 and one minority shareholder’s put right will become exercisable in July 2018. The remaining redeemable noncontrolling interests are currently not exercisable.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Borrowings

Fair value	$23,846	$23,853

Carrying value	$19,849	$19,913

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

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$214	$209

Fair value	$7	$-

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next two years.

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Economic Hedges

Notional amount(a)	$12,538	$12,371

Fair value(a)	$125	$38

(a)

Includes the foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition. The foreign currency option contract has a notional amount of $12.5 billion and consists of the foreign currency option and a premium payable of approximately $310 million due on the option expiration date. As of September 30, 2017, the foreign currency option had a fair value of $125 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$649	$663

Fair value	$1	$1

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

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

Borrowings include bank loans and public debt.

Current Borrowings

Included in Borrowings within Current liabilities as of September 30, 2017 was $350 million of 7.25% Senior Notes that are due in May 2018, $250 million of 8.25% Senior Notes that are due in August 2018 and principal payments on the Yankees Entertainment and Sports Network term loan facilities of $107 million that are due in the next 12 months.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ EQUITY

The following table summarizes changes in stockholders’ equity:

	For the three months ended September 30,
	2017				2016
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$15,722	$1,216		$16,938	$13,661	$1,220		$14,881
Net income	855	36	(a)	891	821	40	(a)	861
Other comprehensive income (loss)	142	9		151	(41)	1		(40)
Issuance (cancellation) of shares, net	41	-		41	(390)	-		(390)
Dividends declared	(333)	-		(333)	(335)	-		(335)
Other	(123)	(9)	(b)	(132)	91	(13)	(b)	78

Balance, end of period	$16,304	$1,252		$17,556	$13,807	$1,248		$15,055

(a)

Net income attributable to noncontrolling interests excludes $29 million and $27 million for the three months ended September 30, 2017 and 2016, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(24) million and $(26) million for the three months ended September 30, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended September 30,
	2017			2016
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$41	$-	$41	$2	$-	$2

Other comprehensive income	$41	$-	$41	$2	$-	$2
Cash flow hedges
Unrealized gains	$8	$(3)	$5	$11	$(4)	$7
Amount reclassified on hedging activity(a)	(8)	3	(5)	2	(1)	1

Other comprehensive income	$-	$-	$-	$13	$(5)	$8
Gains on securities
Unrealized gains	$129	$(47)	$82	$-	$-	$-

Other comprehensive income	$129	$(47)	$82	$-	$-	$-
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$10	$(4)	$6	$14	$(5)	$9

Other comprehensive income	$10	$(4)	$6	$14	$(5)	$9
Equity method investments
Unrealized gains (losses) and reclassifications	$34	$(12)	$22	$(67)	$8	$(59)

Other comprehensive income (loss)	$34	$(12)	$22	$(67)	$8	$(59)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations (See Note 5 – Fair Value for additional information regarding hedging activity).

(b)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Unaudited Consolidated Statements of Operations.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended September 30,
	2017	2016
	(in millions)
Income from continuing operations	$904	$894
Less: Net income attributable to noncontrolling interests	(65)	(67)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$839	$827

Stock Repurchase Program

See Note 12 – Stockholders’ Equity in the 2017 Form 10-K under the heading “Stock Repurchase Program”.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2017.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2017	2016
Cash dividend per share	$0.18	$0.18

The Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock in the three months ended September 30, 2017, which was paid in October 2017 to the stockholders of record on September 13, 2017.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended September 30,
	2017	2016
	(in millions)
Equity-based compensation	$27	$42

Intrinsic value of all settled equity-based awards	$74	$69
		=
Tax benefit on vested equity-based awards	$27	$25

As of September 30, 2017, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $240 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2017, approximately 6.6 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the three months ended September 30, 2016, approximately 6.1 million PSUs were granted and approximately 2.6 million PSUs vested.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2017 and June 30, 2017 were approximately $83 billion and $82 billion, respectively. The increase from June 30, 2017 was primarily due to a new agreement for the Indian Premier League's (“IPL”) Global Media and Digital cricket broadcast rights for the five-year period from 2018 to 2022 partially offset by payments related to sports programming rights. In addition, the Company has made an offer to purchase the fully diluted share capital of Sky which the Company does not already own (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky”).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Guarantees

The Company’s contingent guarantees as of September 30, 2017 and June 30, 2017 were approximately $1.1 billion and $500 million, respectively. The increase from June 30, 2017 was primarily due to a bank guarantee covering the Company’s new IPL programming rights obligations.

Hulu

The Company has guaranteed $113 million of Hulu’s $338 million five-year term loan due in August 2022 which is included in the contingent guarantees above. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheets in Other liabilities.

In addition to the contingent guarantees mentioned above, the Company is party to a capital funding agreement related to Hulu (See Note 4 – Investments under the heading “Hulu”).

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

U.K. Newspaper Matters Indemnity

In connection with the Separation (as defined in Note 4 – Discontinued Operations in the 2017 Form 10-K under the heading “Separation of News Corp”), the Company and News Corporation (“News Corp”) agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). The liability related to the Indemnity, recorded in the Consolidated Balance Sheets, was approximately $60 million and $80 million as of September 30, 2017 and June 30, 2017, respectively.

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with FOX, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Income (loss) from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017	2016
	(in millions)
Income from continuing operations before income tax expense	$1,295	$1,237
Add
Amortization of cable distribution investments	18	15
Depreciation and amortization	142	135
Impairment and restructuring charges	21	137
Equity earnings of affiliates	(60)	(35)
Interest expense, net	313	300
Interest income	(10)	(9)
Other, net	72	11

Total Segment OIBDA	$1,791	$1,791

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017	2016
	(in millions)
Revenues
Cable Network Programming	$4,196	$3,810
Television	1,065	1,038
Filmed Entertainment	1,963	1,907
Other, Corporate and Eliminations	(222)	(249)

Total revenues	$7,002	$6,506
Segment OIBDA
Cable Network Programming	$1,511	$1,384
Television	122	191
Filmed Entertainment	256	311
Other, Corporate and Eliminations	(98)	(95)

Total Segment OIBDA	$1,791	$1,791

Intersegment revenues, generated by the Filmed Entertainment segment, of $195 million and $233 million for the three months ended September 30, 2017 and 2016, respectively, have been eliminated within the Other, Corporate and Eliminations segment. The balance of intersegment revenues is primarily related to the Cable Network Programming segment.

	For the three months ended September 30,
	2017	2016
	(in millions)
Depreciation and amortization
Cable Network Programming	$85	$82
Television	27	29
Filmed Entertainment	23	20
Other, Corporate and Eliminations	7	4

Total depreciation and amortization	$142	$135

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization includes the amortization of definite lived intangible assets of $65 million and $66 million for the three months ended September 30, 2017 and 2016, respectively.

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Assets
Cable Network Programming	$24,987	$24,913
Television	6,685	6,775
Filmed Entertainment	11,067	10,312
Other, Corporate and Eliminations	5,223	4,822
Investments	4,066	3,902

Total assets	$52,028	$50,724

Revenues by Component

	For the three months ended September 30,
	2017	2016
	(in millions)
Revenues
Affiliate fee	$3,236	$2,923
Advertising	1,623	1,591
Content	2,019	1,869
Other	124	123

Total revenues	$7,002	$6,506

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and restructuring charges

Impairment and restructuring charges were $21 million and $137 million for the three months ended September 30, 2017 and 2016, respectively. The impairment and restructuring charges for the three months ended September 30, 2016 were primarily comprised of costs in connection with management and employee transitions and restructuring at several of the Company’s business units.

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended September 30,
	2017	2016
	(in millions)
Acquisition related and other transaction costs(a)	$(54)	$-
Other(b)	(18)	(11)

Total other, net	$(72)	$(11)

(a)

The acquisition related and other transaction costs for the three months ended September 30, 2017 primarily represent the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky” for further discussion).

(b)

Other for the three months ended September 30, 2016 included approximately $35 million of costs related to settlements of claims arising out of allegations of sexual harassment at the Company’s Fox News Channel business.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of September 30, 2017 and June 30, 2017 were $506 million and $537 million, respectively.

Supplemental Cash Flows Information

	For the three months ended September 30,
	2017	2016
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(104)	$(95)

Cash paid for interest	$(293)	$(292)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,002	$-	$7,002
Expenses	(76)	-	(5,316)	-	(5,392)
Equity earnings of affiliates	-	-	60	-	60
Interest expense, net	(430)	(205)	(22)	344	(313)
Interest income	-	5	349	(344)	10
Earnings from subsidiary entities	1,591	1,039	-	(2,630)	-
Other, net	(13)	-	(59)	-	(72)

Income from continuing operations before income tax expense	1,072	839	2,014	(2,630)	1,295
Income tax expense	(324)	-	(608)	541	(391)

Income from continuing operations	748	839	1,406	(2,089)	904
Income from discontinued operations, net of tax	-	16	-	-	16

Net income	748	855	1,406	(2,089)	920
Less: Net income attributable to noncontrolling interests	-	-	(65)	-	(65)

Net income attributable to Twenty-First Century Fox stockholders	$748	$855	$1,341	$(2,089)	$855

Comprehensive income attributable to Twenty-First Century Fox stockholders	$722	$997	$1,418	$(2,140)	$997

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$6,506	$-	$6,506
Expenses	(142)	-	(4,860)	-	(5,002)
Equity (losses) earnings of affiliates	(1)	-	36	-	35
Interest expense, net	(412)	(188)	(19)	319	(300)
Interest income	1	-	327	(319)	9
Earnings from subsidiary entities	1,615	1,015	-	(2,630)	-
Other, net	(21)	-	10	-	(11)

Income from continuing operations before income tax expense	1,040	827	2,000	(2,630)	1,237
Income tax expense	(288)	-	(554)	499	(343)

Income from continuing operations	752	827	1,446	(2,131)	894
Loss from discontinued operations, net of tax	-	(6)	-	-	(6)

Net income	752	821	1,446	(2,131)	888
Less: Net income attributable to noncontrolling interests	-	-	(67)	-	(67)

Net income attributable to Twenty-First Century Fox stockholders	$752	$821	$1,379	$(2,131)	$821

Comprehensive income attributable to Twenty-First Century Fox stockholders	$668	$780	$1,360	$(2,028)	$780

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$26	$5,325	$1,550	$-	$6,901
Receivables, net	25	-	6,595	(1)	6,619
Inventories, net	-	-	2,856	-	2,856
Other	78	-	544	-	622

Total current assets	129	5,325	11,545	(1)	16,998

Non-current assets
Receivables, net	14	-	670	-	684
Inventories, net	-	-	8,019	-	8,019
Property, plant and equipment, net	305	-	1,474	-	1,779
Intangible assets, net	-	-	6,289	-	6,289
Goodwill	-	-	12,779	-	12,779
Other non-current assets	267	-	1,147	-	1,414
Investments
Investments in associated companies and other investments	181	160	3,725	-	4,066
Intragroup investments	107,118	60,908	-	(168,026)	-

Total investments	107,299	61,068	3,725	(168,026)	4,066

Total assets	$108,014	$66,393	$45,648	$(168,027)	$52,028

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$600	$-	$107	$-	$707
Other current liabilities	621	390	6,459	(1)	7,469

Total current liabilities	1,221	390	6,566	(1)	8,176

Non-current liabilities
Borrowings	17,970	-	1,172	-	19,142
Other non-current liabilities	519	45	5,891	-	6,455
Intercompany	40,262	49,654	(89,916)	-	-
Redeemable noncontrolling interests	-	-	699	-	699
Total equity	48,042	16,304	121,236	(168,026)	17,556

Total liabilities and equity	$108,014	$66,393	$45,648	$(168,027)	$52,028

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by operating activities from continuing operations	$29	$443	$276	$-	$748

INVESTING ACTIVITIES
Property, plant and equipment	(14)	-	(67)	-	(81)
Investments	(9)	-	241	-	232

Net cash (used in) provided by investing activities from continuing operations	(23)	-	174	-	151

FINANCING ACTIVITIES
Repayment of borrowings	-	-	(67)	-	(67)
Dividends paid and distributions	-	-	(67)	-	(67)
Other financing activities, net	(11)	-	(21)	-	(32)

Net cash used in financing activities from continuing operations	(11)	-	(155)	-	(166)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(9)	-	-	-	(9)

Net (decrease) increase in cash and cash equivalents	(14)	443	295	-	724
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	14	-	14

Cash and cash equivalents, end of period	$26	$5,325	$1,550	$-	$6,901

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(105)	$688	$407	$-	$990

INVESTING ACTIVITIES
Property, plant and equipment	(3)	-	(50)	-	(53)
Investments	(28)	-	(41)	-	(69)

Net cash used in investing activities from continuing operations	(31)	-	(91)	-	(122)

FINANCING ACTIVITIES
Borrowings	-	-	37	-	37
Repayment of borrowings	-	-	(105)	-	(105)
Repurchase of shares	-	(467)	-	-	(467)
Dividends paid and distributions	-	-	(54)	-	(54)
Other financing activities, net	(9)	-	(20)	-	(29)

Net cash used in financing activities from continuing operations	(9)	(467)	(142)	-	(618)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(6)	-	-	-	(6)

Net (decrease) increase in cash and cash equivalents	(151)	221	174	-	244
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	13	-	13

Cash and cash equivalents, end of period	$510	$2,240	$1,931	$-	$4,681

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2017 as filed with the SEC on August 14, 2017 (the “2017 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2017 and 2016. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2017 and 2016, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2017 versus the three months ended September 30, 2016

The following table sets forth the Company’s operating results for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,236	$2,923	11%
Advertising	1,623	1,591	2%
Content	2,019	1,869	8%
Other	124	123	1%

Total revenues	7,002	6,506	8%
Operating expenses	(4,381)	(3,915)	12%
Selling, general and administrative	(848)	(815)	4%
Depreciation and amortization	(142)	(135)	5%
Impairment and restructuring charges	(21)	(137)	(85)%
Equity earnings of affiliates	60	35	71%
Interest expense, net	(313)	(300)	4%
Interest income	10	9	11%
Other, net	(72)	(11)	**

Income from continuing operations before income tax expense	1,295	1,237	5%
Income tax expense	(391)	(343)	14%

Income from continuing operations	904	894	1%
Income (loss) from discontinued operations, net of tax	16	(6)	**

Net income	920	888	4%
Less: Net income attributable to noncontrolling interests	(65)	(67)	(3)%

Net income attributable to Twenty-First Century Fox stockholders	$855	$821	4%

**	not meaningful

Overview – The Company’s revenues increased 8% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher affiliate fee and content revenues. The increase in affiliate fee revenue was primarily attributable to contractual rate increases at the domestic channels. The increase in content revenue was primarily attributable to higher syndication revenues from television productions and the sublicensing of sports programming rights to third party networks both domestically and internationally.

Operating expenses increased 12% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher programming rights amortization at the Cable Network Programming and Television segments and higher production amortization and participation costs related to television productions at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 4% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher compensation expense and the effect of the acquisition of new businesses in fiscal 2017.

Impairment and restructuring charges – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Impairment and restructuring charges”.

Equity earnings of affiliates – Equity earnings of affiliates increased $25 million for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017. The increase was primarily due to improved results at Endemol Shine Group and higher earnings for Sky plc (“Sky”) partially offset by higher losses at Hulu, LLC (“Hulu”).

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Sky	$110	$97	13%
Hulu	(62)	(39)	(59)%
Other equity affiliates	12	(23)	**

Equity earnings of affiliates	$60	$35	71%

**	not meaningful

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three months ended September 30, 2017 was 30%, which was lower than the statutory rate of 35% primarily due to a 4% benefit related to the Company’s foreign operations and a 3% benefit from domestic production activities partially offset by other items.

The Company’s effective income tax rate for the three months ended September 30, 2016 was 28%, which was lower than the statutory rate of 35% primarily due to a 4% benefit related to the Company’s foreign operations and a 3% benefit from domestic production activities and other items.

Net income – Net income increased for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to lower impairment and restructuring charges partially offset by other transaction costs related to the Sky acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense, Income (loss) from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$1,295	$1,237	5%
Add
Amortization of cable distribution investments	18	15	20%
Depreciation and amortization	142	135	5%
Impairment and restructuring charges	21	137	(85)%
Equity earnings of affiliates	(60)	(35)	71%
Interest expense, net	313	300	4%
Interest income	(10)	(9)	11%
Other, net	72	11	**

Total Segment OIBDA	$1,791	$1,791	-%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Revenues	$7,002	$6,506	8%
Operating expenses	(4,381)	(3,915)	12%
Selling, general and administrative	(848)	(815)	4%
Amortization of cable distribution investments	18	15	20%

Total Segment OIBDA	$1,791	$1,791	-%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016:

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,196	$3,810	10%
Television	1,065	1,038	3%
Filmed Entertainment	1,963	1,907	3%
Other, Corporate and Eliminations	(222)	(249)	11%

Total revenues	$7,002	$6,506	8%

	For the three months ended September 30,
	2017	2016	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,511	$1,384	9%
Television	122	191	(36)%
Filmed Entertainment	256	311	(18)%
Other, Corporate and Eliminations	(98)	(95)	(3)%

Total Segment OIBDA	$1,791	$1,791	-%

Cable Network Programming (60% and 59% of the Company’s consolidated revenues in the first three months of fiscal 2018 and 2017, respectively)

For the three months ended September 30, 2017, revenues at the Cable Network Programming segment increased $386 million, or 10%, as compared to the corresponding period of fiscal 2017, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended September 30, 2017 % Increase
	Domestic	International	Consolidated
Affiliate fee	11%	11%	11%
Advertising	3%	10%	6%
Content and other	9%	35%	16%
Total	9%	13%	10%

For the three months ended September 30, 2017, Cable Network Programming Segment OIBDA increased $127 million, or 9%, as compared to the corresponding period of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses of $259 million, or 11%. The increase in expenses was primarily due to higher programming rights amortization.

Domestic Channels

For the three months ended September 30, 2017, domestic affiliate fee revenue increased, as compared to the corresponding period of fiscal 2017, primarily due to contractual rate increases led by Fox News Channel, the Regional Sports Networks and FS1 partially offset by the impact of lower average subscribers at Fox News Channel. Also contributing to the increase was FX Networks due to contractual rate increases and higher average subscribers. For the three months ended September 30, 2017, domestic advertising revenue increased, as compared to the corresponding period of fiscal 2017, primarily due to higher viewership at the domestic sports channels led by the addition of the broadcast of Big Ten college football and CONCACAF Gold Cup soccer matches on FS1. The increase in domestic content and other revenues for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to the sublicensing of Big Ten programming rights to third party networks.

For the three months ended September 30, 2017, domestic channels OIBDA increased 11%, as compared to the corresponding period of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $100 million for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher sports programming rights amortization, including Big Ten, Major League Baseball and CONCACAF Gold Cup, and higher programming rights amortization at the National Geographic Channels. Partially offsetting these increases in operating expenses were lower marketing costs at FX Networks.

International Channels

For the three months ended September 30, 2017, international affiliate fee revenue increased, as compared to the corresponding period of fiscal 2017, led by higher rates and additional subscribers at Fox Networks Group International (“FNGI”) in Latin America and Europe and at STAR India (“STAR”). For the three months ended September 30, 2017, international advertising revenue increased, as compared to the corresponding period of fiscal 2017, primarily due to higher revenue at STAR led by the number and mix of cricket matches broadcast in the current period compared to the prior year and at FNGI led by Latin America. The increase in international content and other revenues for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to the sublicensing of soccer programming rights in Latin America.

For the three months ended September 30, 2017, international channels OIBDA remained relatively constant, as compared to the corresponding period of fiscal 2017, as the revenue increases noted above were offset by higher expenses. Operating expenses increased approximately $130 million for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher entertainment and sports programming rights amortization at STAR and at FNGI, including higher soccer programming rights at FNGI led by CONMEBOL and the new Argentine Football Association rights.

Television (15% and 16% of the Company’s consolidated revenues in the first three months of fiscal 2018 and 2017, respectively)

For the three months ended September 30, 2017, revenues at the Television segment increased $27 million, or 3%, as compared to the corresponding period of fiscal 2017, primarily due to higher affiliate fee revenue partially offset by lower advertising revenue. Affiliate fee revenue increased 9% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, as a result of contractual rate increases. Advertising revenue decreased 2% for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to a decrease in political advertising revenue, primarily related to the 2016 presidential election, partially offset by an increase in sports advertising revenue as a result of a higher volume of college football and National Football League games.

For the three months ended September 30, 2017, Television Segment OIBDA decreased $69 million, or 36%, as compared to the corresponding period of fiscal 2017, primarily due to higher expenses of $96 million, or 11%, partially offset by the revenue increases noted above. Operating expenses increased approximately $100 million for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher sports programming rights and production costs, including costs for the broadcast of a higher volume of football games.

Filmed Entertainment (28% and 29% of the Company’s consolidated revenues in the first three months of fiscal 2018 and 2017, respectively)

For the three months ended September 30, 2017, revenues at the Filmed Entertainment segment increased $56 million, or 3%, as compared to the corresponding period of fiscal 2017, primarily due to higher syndication revenue from television productions, led by the licensing of Futurama, and higher home entertainment revenue from motion picture productions partially offset by lower international television revenue from motion picture productions.

The following feature film titles contributed significant revenues for the three months ended September 30, 2017 and 2016:

For the three months ended September 30,
	2017	2016

Worldwide theatrical performances	War for the Planet of the Apes	Ice Age: Collision Course
	Kingsman: The Golden Circle	Independence Day: Resurgence

Worldwide home entertainment performances	The Boss Baby	Deadpool
	Alien: Covenant	Kung Fu Panda 3

For the three months ended September 30, 2017, Filmed Entertainment Segment OIBDA decreased $55 million, or 18%, as compared to the corresponding period of fiscal 2017, primarily due to higher expenses of $111 million, or 7%, partially offset by the revenue increases noted above. Operating expenses increased approximately $100 million for the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily due to higher production amortization and participation costs related to television productions and higher home entertainment marketing and manufacturing costs related to motion picture productions as a result of a higher number of releases in the current year period as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2017, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash provided by operating activities from continuing operations	$748	$990

The decrease in net cash provided by operating activities during the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, primarily reflects lower cash receipts and higher receivables from theatrical and home entertainment revenues related to motion picture productions as a result of release schedules and performance partially offset by lower restructuring payments.

Net cash provided by (used in) investing activities for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash provided by (used in) investing activities from continuing operations	$151	$(122)

The change in net cash provided by (used in) investing activities during the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to cash received from the Federal Communications Commission’s completed reverse auction for broadcast spectrum (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other”) partially offset by an additional investment in Hulu.

Net cash used in financing activities for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash used in financing activities from continuing operations	$(166)	$(618)

The decrease in net cash used in financing activities during the three months ended September 30, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to the Company not repurchasing any of its common stock during the three months ended September 30, 2017.

Stock Repurchase Program

See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30,
	2017	2016
	(in millions)
Borrowings
Bank loans(a)	$-	$37

Total borrowings	$-	$37

Repayment of borrowings
Bank loans(a)	$(67)	$(105)
	-
Total repayment of borrowings	$(67)	$(105)

(a)

The fiscal 2018 activity includes $40 million in repayments under the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2017 borrowings and repayments were related to the YES Network secured revolving credit facility.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of September 30, 2017:

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Watch negative

Revolving Credit Agreement

See Note 11 – Borrowings in the 2017 Form 10-K under the heading “Revolving Credit Agreement”.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling and Canadian Dollars to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$12,724	$12,529
Foreign currency sales	28	51

Aggregate notional amount	$12,752	$12,580

Notional Amount (Hedge type)
Cash flow hedges	$214	$209
Economic hedges	12,538	12,371

Aggregate notional amount	$12,752	$12,580

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset (liability)	$132	$38

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(142)	$(53)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the Yankees Entertainment and Sports Network, approximately $1.3 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs. As of September 30, 2017, the notional amount of interest rate swap contracts outstanding was $649 million and the fair value of the interest rate swap contracts outstanding was an asset of $1 million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2017, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(23,845)	$(23,852)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(842)	$(859)

(a)

The fair values of the Company’s financial instruments with exposure to interest rate risk remained relatively constant as the effect of lower average debt outstanding was offset by changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s investment in an equity method affiliate. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Fair Value
Total fair value of common stock investments	$8,408	$8,713

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(841)	$(871)

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Businesses Operate in Highly Competitive Industry.

The Company competes with other media companies for content to achieve large audiences and distribution relationships, and to generate advertising revenue. The Company also competes for distribution on various multichannel video programming distributors and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and motion pictures and adapt to new technologies and distribution platforms, which are increasing the number of media and entertainment choices available to audiences. Competition for audiences and/or advertising comes from: broadcast television networks; cable television systems and networks; film studios; Internet-delivered free, advertising supported, subscription and rental services; other sources of information and entertainment; radio; print and other media. Increased competition from additional entrants into the market for development and production of original programming may increase our costs of development and production including obtaining creative and technical personnel. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the value of the rights we acquire or retain cannot be predicted with certainty in the future. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

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

As of September 30, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $110 million under the fiscal 2016 authorization and $3 billion under the fiscal 2017 authorization.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

10.2	Letter Agreement, dated April 19, 2017, between 21st Century Fox America, Inc. and Gerson Zweifach.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 8, 2017