Form 10-Q
period 2017-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2018-02-08
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 2, 2018, 1,054,008,837 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Revenues	$8,037	$7,682	$15,039	$14,188
Operating expenses	(5,760)	(4,912)	(10,141)	(8,827)
Selling, general and administrative	(864)	(792)	(1,712)	(1,607)
Depreciation and amortization	(142)	(135)	(284)	(270)
Impairment and restructuring charges	(3)	(39)	(24)	(176)
Equity (losses) earnings of affiliates	(33)	(41)	27	(6)
Interest expense, net	(312)	(299)	(625)	(599)
Interest income	9	9	19	18
Other, net	(229)	(88)	(301)	(99)

Income from continuing operations before income tax benefit (expense)	703	1,385	1,998	2,622
Income tax benefit (expense)	1,218	(448)	827	(791)

Income from continuing operations	1,921	937	2,825	1,831
(Loss) income from discontinued operations, net of tax	(5)	(1)	11	(7)

Net income	1,916	936	2,836	1,824
Less: Net income attributable to noncontrolling interests	(85)	(80)	(150)	(147)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,831	$856	$2,686	$1,677

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$1,836	$857	$2,675	$1,684

Weighted average shares
Basic	1,853	1,853	1,852	1,857
Diluted	1,855	1,854	1,854	1,858

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.99	$0.46	$1.44	$0.91

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.99	$0.46	$1.45	$0.90

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Net income	$1,916	$936	$2,836	$1,824
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38	(153)	79	(151)
Cash flow hedges	(1)	5	(1)	13
Unrealized holding gains on securities	97	-	179	-
Benefit plan adjustments	61	34	67	43
Equity method investments	36	(104)	58	(163)

Other comprehensive income (loss), net of tax	231	(218)	382	(258)

Comprehensive income	2,147	718	3,218	1,566

Less: Net income attributable to noncontrolling interests(a)	(85)	(80)	(150)	(147)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(4)	21	(13)	20

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$2,058	$659	$3,055	$1,439

(a)

Net income attributable to noncontrolling interests includes $48 million and $43 million for the three months ended December 31, 2017 and 2016, respectively, and $77 million and $70 million for the six months ended December 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2017	As of June 30, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,809	$6,163
Receivables, net	7,554	6,477
Inventories, net	3,132	3,101
Other	907	545

Total current assets	17,402	16,286

Non-current assets
Receivables, net	732	543
Investments	4,364	3,902
Inventories, net	8,034	7,452
Property, plant and equipment, net	1,840	1,781
Intangible assets, net	6,228	6,574
Goodwill	12,789	12,792
Other non-current assets	1,469	1,394

Total assets	$52,858	$50,724

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$631	$457
Accounts payable, accrued expenses and other current liabilities	3,692	3,451
Participations, residuals and royalties payable	1,753	1,657
Program rights payable	1,260	1,093
Deferred revenue	719	580

Total current liabilities	8,055	7,238

Non-current liabilities
Borrowings	19,163	19,456
Other liabilities	3,675	3,616
Deferred income taxes	1,622	2,782
Redeemable noncontrolling interests	712	694
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,392	12,406
Retained earnings	7,627	5,315
Accumulated other comprehensive loss	(1,649)	(2,018)

Total Twenty-First Century Fox, Inc. stockholders' equity	18,389	15,722
Noncontrolling interests	1,242	1,216

Total equity	19,631	16,938

Total liabilities and equity	$52,858	$50,724

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,054,008,837 shares and 1,052,536,963 shares issued and outstanding, net of 123,687,371 treasury shares at par as of December 31, 2017 and June 30, 2017, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of December 31, 2017 and June 30, 2017.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,836	$1,824
Less: Income (loss) from discontinued operations, net of tax	11	(7)

Income from continuing operations	2,825	1,831
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	284	270
Amortization of cable distribution investments	43	31
Impairment and restructuring charges	24	176
Equity-based compensation	66	62
Equity (earnings) losses of affiliates	(27)	6
Cash distributions received from affiliates	11	184
Other, net	301	99
Deferred income taxes and other taxes	(1,300)	(71)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(1,267)	(874)
Inventories net of program rights payable	(417)	(764)
Accounts payable and accrued expenses	388	120
Other changes, net	(427)	162

Net cash provided by operating activities from continuing operations	504	1,232

INVESTING ACTIVITIES
Property, plant and equipment	(238)	(117)
Investments in equity affiliates	(209)	(7)
Proceeds from dispositions, net	362	-
Other investments	(84)	(126)

Net cash used in investing activities from continuing operations	(169)	(250)

FINANCING ACTIVITIES
Borrowings	1,282	879
Repayment of borrowings	(1,411)	(546)
Repurchase of shares	-	(619)
Dividends paid and distributions	(512)	(481)
Other financing activities, net	(50)	(53)

Net cash used in financing activities from continuing operations	(691)	(820)

Net decrease in cash and cash equivalents from discontinued operations	(26)	(15)

Net (decrease) increase in cash and cash equivalents	(382)	147
Cash and cash equivalents, beginning of year	6,163	4,424
Exchange movement on cash balances	28	(41)

Cash and cash equivalents, end of period	$5,809	$4,530

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

The Company has reclassified certain fiscal 2017 amounts for development and certain other costs from Selling, general and administrative to Operating expenses within the Consolidated Statement of Operations to conform to the fiscal 2018 presentation. These reclassifications did not affect previously reported Revenue, Income from continuing operations before income tax benefit (expense) or Net income in the Consolidated Statement of Operations.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On July 1, 2017, the Company adopted ASU 2016-09. In accordance with ASU 2016-09, the Company will prospectively recognize all excess tax benefits and tax deficiencies in Income tax benefit (expense) in the Statements of Operations. In the statement of cash flows, all excess tax benefits are presented retrospectively in Net cash provided by operating activities from continuing operations. In addition, the Company retrospectively adopted the guidance that requires cash paid by the Company when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows. The adoption of ASU 2016-09 resulted in an increase in Net cash provided by operating activities from continuing operations and a corresponding increase in Net cash used in financing activities from continuing operations in the Statement of Cash Flows for fiscal 2017. The other aspects of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for the Company’s fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign entities.

As of December 31, 2017, the Company has not completed its analysis of the accounting for all the tax effects of the Tax Act. For the three and six months ended December 31, 2017, the Company recorded a provisional income tax benefit of $1.3 billion to adjust its net deferred tax liability position in accordance with the Tax Act. The net deferred tax liability represents future tax obligations. Among the Company’s more significant net deferred tax liabilities are basis differences and amortization, and sports rights contracts. The final amount of the adjustment to the net deferred tax liability could be revised based on changes in interpretations of the Tax Act and any updates or changes to estimates based on additional information the Company obtains or analyzes.

The Company has not recorded a liability for the transition tax to a territorial tax system. The Company is continuing to gather and analyze information to determine the deemed unremitted earnings subject to the transition tax, some of which was not previously needed or not yet accumulated, and the related U.S. tax impacts. The Company will record a transition tax amount when it has received and analyzed the needed information sufficient to make a reasonable estimate.

The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of the Company’s current fiscal year ending June 30, 2018 and the adjustments could possibly be material.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2018

Disney Transaction/Distribution of New Fox

In December 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Walt Disney Company (“Disney”). Prior to the consummation of the Initial Merger (as hereinafter defined), the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, FOX Broadcasting Company, Fox Sports, Fox Television Stations Group, FS1, FS2, Fox Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock will receive, on a pro rata basis, all of the issued and outstanding common stock of New Fox (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will incur indebtedness sufficient to fund a dividend in the amount of $8.5 billion to be paid to the Company. The Company will retain all assets and liabilities not transferred to New Fox, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, Fox Sports Regional Networks, Fox Networks Group International and Star India, as well as the Company’s interests in Hulu LLC (“Hulu”), Sky plc (“Sky”), Tata Sky Limited and Endemol Shine Group. Following the New Fox Distribution, TWC Merger Enterprises 2 Corp., a wholly owned subsidiary of Disney (“Merger Sub”) will merge with and into the Company (the “Initial Merger”), with the Company surviving (the “Surviving Corporation”). Immediately after the effective time of the Initial Merger, the Surviving Corporation will merge with and into TWC Merger Enterprises 1, LLC, a wholly owned subsidiary of Disney (“Merger LLC”), with Merger LLC to be the surviving entity (the “Subsequent Merger,” and together with the Initial Merger, the “Mergers”). As a result of the Mergers, the Company will become a wholly owned subsidiary of Disney.

At the effective time of the Initial Merger, subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of Class A Common Stock and Class B Common Stock of the Company will in the absence of any adjustment be exchanged automatically for and thereafter represent 0.2745 shares of common stock, par value $0.01 per share, of Disney, together with cash in lieu of fractional shares of Disney common stock, without interest, upon the terms and conditions of the Merger Agreement. The exchange ratio is subject to a two-way adjustment based on an estimate at closing of certain tax liabilities arising from the New Fox Distribution and certain other transactions contemplated by the Merger Agreement. In the event that the final estimate of the tax liabilities is lower than the estimate used to set the exchange ratio, the first $2 billion of that adjustment will be made by a net reduction in the amount of the cash dividend to the Company from New Fox. The foregoing proposed transactions are collectively referred to in this report as the “Disney Transaction”.

To provide New Fox with financing in connection with the New Fox Distribution, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a commitment letter on behalf of New Fox with the financial institutions party thereto (the “Bridge Commitment Letter”) which provides for borrowings of up to $9 billion. Given the current debt ratings, 21CFA pays a commitment fee of 0.1%. While the Company has entered into the Bridge Commitment Letter, New Fox intends to finance the New Fox Distribution by obtaining permanent financing in the capital markets.

Under the terms of the Merger Agreement, Disney will pay the Company $2.5 billion if the merger is not consummated under certain circumstances relating to the failure to obtain approvals, or there is a final, non-appealable order preventing the transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws. If the Merger Agreement is terminated under certain other circumstances relating to changes in board recommendations and/or alternative transactions, the Company or Disney may be required to pay the other party approximately $1.5 billion.

In connection with the Disney Transaction, the Company has made certain representations, warranties and covenants, including, among other things, customary pre-closing covenants by the Company to conduct its business in the ordinary course consistent with past practice and refraining from taking certain actions without Disney consent. The consummation of the Disney Transaction is subject to various conditions, including among others, (i) customary conditions relating to the adoption of the Merger Agreement by the requisite vote of the Company’s stockholders and the approval of the stock issuance by the requisite vote of Disney stockholders, (ii) the consummation of the New Fox Separation, (iii) the receipt of a tax ruling from the Australian Taxation Office and certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and (iv) the receipt of certain regulatory approvals and governmental consents. The Mergers and New Fox Separation are expected to be completed in approximately 12 to 18 months from December 13, 2017.

Fiscal 2017

Sky Acquisition

In December 2016, the Company announced it reached agreement with Sky, in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own, at a price of £10.75 per Sky share (approximately $16 billion in the aggregate) (the “Sky Acquisition”). The independent committee of Sky’s Board of Directors announced that it intends to unanimously recommend that unaffiliated Sky shareholders vote in favor of the Sky Acquisition. The Sky

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. The Company anticipates regulatory approval of the transaction by June 30, 2018.

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

To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $16 billion). Fees under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be London Interbank Offered Rate (“LIBOR”) plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. The Company purchased a foreign currency exchange option in February 2017, which was subsequently modified in September 2017, to limit its foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 5 – Fair Value under the heading “Foreign Currency Contracts” and Note 11 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Sky Acquisition will result in enhanced capabilities of the combined company, underpinned by a more geographically diverse and stable revenue base, and an improved balance between subscription, affiliate fee, advertising and content revenues.

Other

In February 2017, the Company announced that it anticipated receiving approximately $350 million in proceeds resulting from the Federal Communications Commission’s (the “FCC”) reverse auction for broadcast spectrum. Consequently, the Company will relinquish spectrum used by its television stations affiliated with both The CW Television Network and Master Distribution Service, Inc. (“MyNetworkTV”) in Chicago, IL and MyNetworkTV in the Washington, DC and Charlotte, NC designated market areas, in which the Company operates duopolies. These stations will continue broadcasting using the spectrum of the existing FOX Broadcasting Company (“FOX”) owned and operated station in that market. The proceeds were received in July 2017 and the Company recorded a deferred gain on this transaction which will be recognized upon relinquishing the spectrum to the FCC.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Programming rights
Sports programming rights	$3,444	$3,201
Entertainment programming rights	3,264	3,232
Filmed entertainment costs
Films
Released, less accumulated amortization	1,356	1,112
Completed, not released	106	398
In production	1,409	1,094
In development or preproduction	191	295
	-
	3,062	2,899

Television productions
Released, less accumulated amortization	752	838
In production, development or preproduction	644	383

	1,396	1,221

Total filmed entertainment costs, less accumulated amortization(a)	4,458	4,120

Total inventories, net	11,166	10,553
Less: current portion of inventories, net(b)	(3,132)	(3,101)

Total non-current inventories, net	$8,034	$7,452

(a)

Does not include $226 million and $241 million of net intangible film library costs as of December 31, 2017 and June 30, 2017, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)

Current portion of inventories, net as of December 31, 2017 and June 30, 2017 was comprised of programming rights ($3,072 million and $3,037 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of December 31, 2017	As of December 31, 2017		As of June 30, 2017
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$3,399		$3,175
Endemol Shine Group(b)	Global multi-platform content provider	50%	275		262
Other investments		various	690	(c)	465

Total investments			$4,364		$3,902

(a)

The Company’s investment in Sky had a market value of $9.2 billion as of December 31, 2017 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value). The Company received dividends of nil and approximately $170 million from Sky for the six months ended December 31, 2017 and 2016, respectively. As the Sky Acquisition has not closed as of December 31, 2017, Sky shareholders will be entitled to receive a special dividend in calendar year 2018 (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition” for further discussion of this investment).

(b)	Equity method investments.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Includes an investment of $312 million in available-for-sale securities as of December 31, 2017 (See Note 5 – Fair Value).

Hulu

The Company owns an equity interest in Hulu. In August 2016, Hulu issued a 10% equity interest to a new investor thereby diluting the Company’s ownership to 30%. For a period of up to 36 months, under certain limited circumstances arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. As a result of these conditions, the Company will record a gain on the dilution of its ownership interest upon resolution of the contingency. The Company will continue to account for its interest in Hulu as an equity method investment.

For the six months ended December 31, 2017, the Company invested approximately $200 million in Hulu to maintain its ownership percentage and has committed to an additional investment of approximately $450 million in calendar year 2018.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$312	$312	$-	$-
Derivatives(b)	50	-	50	-
Other(c)	91	-	-	91
Redeemable noncontrolling interests	(712)	-	-	(712)

Total	$(259)	$312	$50	$(621)

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives(b)	$48	$-	$48	$-
Other(c)	43	-	-	43
Liabilities
Derivatives(b)	(9)	-	(9)	-
Redeemable noncontrolling interests	(694)	-	-	(694)

Total	$(612)	$-	$39	$(651)

(a)	Represents an investment in available-for-sale securities.
(b)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(c)	Primarily relates to past acquisitions, including contingent consideration arrangements.

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

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Borrowings

Fair value	$24,573	$23,853

Carrying value	$19,794	$19,913

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition”).

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$116	$209

Fair value	$1	$-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next two years.

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Economic Hedges

Notional amount(a)	$12,552	$12,371

Fair value(a)	$44	$38

(a)

Includes the foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition. The foreign currency option contract has a notional amount of $12.5 billion and consists of the foreign currency option and a premium payable of approximately $310 million due on the option expiration date. As of December 31, 2017, the foreign currency option had a fair value of $44 million.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$635	$663

Fair value	$5	$1

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

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2017, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

Borrowings include bank loans and public debt.

Bank Loans

In December 2017, the Yankees Entertainment and Sports Network (the “YES Network”) amended its credit agreement to decrease the total size of its credit facility from approximately $1.8 billion to $1.6 billion. The credit facility is comprised of a $1.1 billion term loan facility and a $500 million secured revolving credit facility. The amendment also extended the maturity date of the credit agreement to December 2023. As of December 31, 2017, the outstanding balance on the term loan facility and revolving credit facility were approximately $1.1 billion and $130 million, respectively. The YES Network pays a commitment fee (currently 0.275%) on undrawn funds that is determined by the total leverage ratio.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Current Borrowings

Included in Borrowings within Current liabilities as of December 31, 2017 was $350 million of 7.25% Senior Notes that are due in May 2018, $250 million of 8.25% Senior Notes that are due in August 2018 and principal payments on the YES Network term loan facility of $31 million that are due in the next 12 months.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition”.

NOTE 7. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended December 31, 2017				For the six months ended December 31, 2017
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$16,304	$1,252		$17,556	$15,722	$1,216		$16,938
Net income	1,831	37	(a)	1,868	2,686	73	(a)	2,759
Other comprehensive income	227	4		231	369	13		382
Issuance of shares	-	-		-	41	-		41
Dividends declared	-	-		-	(333)	-		(333)
Other	27	(51)	(b)	(24)	(96)	(60)	(b)	(156)

Balance, end of period	$18,389	$1,242		$19,631	$18,389	$1,242		$19,631

	For the three months ended December 31, 2016				For the six months ended December 31, 2016
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$13,807	$1,248		$15,055	$13,661	$1,220		$14,881
Net income	856	37	(a)	893	1,677	77	(a)	1,754
Other comprehensive loss	(197)	(21)		(218)	(238)	(20)		(258)
Cancellation of shares, net	(138)	-		(138)	(528)	-		(528)
Dividends declared	-	-		-	(335)	-		(335)
Other	12	(49)	(b)	(37)	103	(62)	(b)	41
	-
Balance, end of period	$14,340	$1,215		$15,555	$14,340	$1,215		$15,555

(a)

Net income attributable to noncontrolling interests excludes $48 million and $43 million for the three months ended December 31, 2017 and 2016, respectively, and $77 million and $70 million for the six months ended December 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(35) million and $(18) million for the three months ended December 31, 2017 and 2016, respectively, and $(59) million and $(44) million for the six months ended December 31, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, losses and gains on cash flow hedges, unrealized holding gains on securities, benefit plan adjustments and the Company’s share of other comprehensive income of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$38	$-	$38	$79	$-	$79

Other comprehensive income	$38	$-	$38	$79	$-	$79
Cash flow hedges
Unrealized gains	$1	$-	$1	$9	$(3)	$6
Reclassifications realized in net income(a)	(3)	1	(2)	(11)	4	(7)

Other comprehensive loss	$(2)	$1	$(1)	$(2)	$1	$(1)
Gains on securities
Unrealized gains	$154	$(57)	$97	$283	$(104)	$179

Other comprehensive income	$154	$(57)	$97	$283	$(104)	$179
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$96	$(35)	$61	$106	$(39)	$67

Other comprehensive income	$96	$(35)	$61	$106	$(39)	$67
Equity method investments
Unrealized gains and reclassifications	$50	$(14)	$36	$84	$(26)	$58

Other comprehensive income	$50	$(14)	$36	$84	$(26)	$58

	For the three months ended December 31, 2016			For the six months ended December 31, 2016
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(153)	$-	$(153)	$(151)	$-	$(151)

Other comprehensive loss	$(153)	$-	$(153)	$(151)	$-	$(151)
Cash flow hedges
Unrealized gains	$2	$(1)	$1	$13	$(5)	$8
Reclassifications realized in net income(a)	5	(1)	4	7	(2)	5

Other comprehensive income	$7	$(2)	$5	$20	$(7)	$13
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$54	$(20)	$34	$68	$(25)	$43

Other comprehensive income	$54	$(20)	$34	$68	$(25)	$43
Equity method investments
Unrealized losses and reclassifications	$(156)	$52	$(104)	$(223)	$60	$(163)

Other comprehensive loss	$(156)	$52	$(104)	$(223)	$60	$(163)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations (See Note 5 – Fair Value for additional information regarding hedging activity).
(b)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Unaudited Consolidated Statements of Operations.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations	$1,921	$937	$2,825	$1,831
Less: Net income attributable to noncontrolling interests	(85)	(80)	(150)	(147)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$1,836	$857	$2,675	$1,684

Stock Repurchase Program

The Board authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. As of December 31, 2017, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Merger Agreement (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”), the Company is required to obtain Disney’s consent prior to repurchasing any additional shares.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2017.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the six months ended December 31,
	2017	2016
Cash dividend per share	$0.18	$0.18

Subsequent to December 31, 2017, the Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock, which is payable on April 18, 2018. The record date for determining dividend entitlements is March 14, 2018.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Equity-based compensation	$39	$20	$66	$62

Intrinsic value of all settled equity-based awards	$-	$-	$74	$69

As of December 31, 2017, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $200 million, and is expected to be recognized over a weighted average period between

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the six months ended December 31, 2017, approximately 6.6 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the six months ended December 31, 2016, approximately 7.3 million PSUs were granted and approximately 2.6 million PSUs vested.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2017 and June 30, 2017 were approximately $81 billion and $82 billion, respectively. The decrease from June 30, 2017 was primarily due to payments related to sports programming rights partially offset by a new agreement for the Indian Premier League's (“IPL”) Global Media and Digital cricket broadcast rights for the five-year period from 2018 to 2022.

In January 2018, the Company expanded its arrangement with the National Football League to include broadcast rights for the next five seasons of Thursday Night Football beginning with the 2018 season.

Contingent Guarantees

The Company’s contingent guarantees as of December 31, 2017 and June 30, 2017 were approximately $1.1 billion and $500 million, respectively. The increase from June 30, 2017 was primarily due to a bank guarantee covering the Company’s new IPL programming rights obligations.

The commitments and contingent guarantees above do not include obligations and commitments related to the Disney Transaction and the Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the headings “Disney Transaction/Distribution of New Fox” and “Sky Acquisition”).

Hulu

The Company has guaranteed $113 million of Hulu’s $338 million five-year term loan due in August 2022 which is included in the contingent guarantees above. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheets in Other liabilities.

In addition to the contingent guarantees mentioned above, the Company is party to capital funding agreements related to Hulu (See Note 4 – Investments under the heading “Hulu”).

Contingencies

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shareholder Litigation

On November 20, 2017, a stockholder of the Company filed a derivative action in the Court of Chancery of the State of Delaware captioned City of Monroe Employees’ Retirement System v. Rupert Murdoch, et al., C.A. No. 2017-0833-AGB. The lawsuit named as defendants all directors of the Company and the Estate of Roger Ailes (the “Ailes Estate”), and named the Company as a nominal defendant. The plaintiff alleged that the directors of the Company and Rupert Murdoch as a purported controlling stockholder breached their fiduciary duties by, among other things, failing to properly oversee the work environment at Fox News. The plaintiff also brought claims of breach of fiduciary duty and unjust enrichment against the Ailes Estate.

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their insurers to make a payment in the amount of $90 million to the Company, less any attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. In addition to the payment to the Company, the Settlement Agreement provides that the Company shall put in place governance and compliance enhancements, including the creation of the Fox News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief agreement agreed to by the parties. These governance and compliance enhancements shall remain in effect for five years. On November 28, 2017, the Court issued a Scheduling Order which, among other things, set the settlement hearing for February 9, 2018, and approved the forms of the notices to stockholders, which were disseminated in accordance with the Scheduling Order.

U.K. Newspaper Matters Indemnity

In connection with the Separation (as defined in Note 4 – Discontinued Operations in the 2017 Form 10-K under the heading “Separation of News Corp”), the Company and News Corporation (“News Corp”) agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). The liability related to the Indemnity, recorded in the Consolidated Balance Sheets, was approximately $50 million and $80 million as of December 31, 2017 and June 30, 2017, respectively.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense), (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax benefit (expense) to Total Segment OIBDA for the three and six months ended December 31, 2017 and 2016:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Income from continuing operations before income tax benefit (expense)	$703	$1,385	$1,998	$2,622
Add
Amortization of cable distribution investments	25	16	43	31
Depreciation and amortization	142	135	284	270
Impairment and restructuring charges	3	39	24	176
Equity losses (earnings) of affiliates	33	41	(27)	6
Interest expense, net	312	299	625	599
Interest income	(9)	(9)	(19)	(18)
Other, net	229	88	301	99

Total Segment OIBDA	$1,438	$1,994	$3,229	$3,785

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2017 and 2016:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Revenues
Cable Network Programming	$4,405	$3,967	$8,601	$7,777
Television	1,806	1,918	2,871	2,956
Filmed Entertainment	2,246	2,269	4,209	4,176
Other, Corporate and Eliminations	(420)	(472)	(642)	(721)

Total revenues	$8,037	$7,682	$15,039	$14,188
Segment OIBDA
Cable Network Programming	$1,365	$1,330	$2,876	$2,714
Television	56	376	178	567
Filmed Entertainment	131	389	387	700
Other, Corporate and Eliminations	(114)	(101)	(212)	(196)

Total Segment OIBDA	$1,438	$1,994	$3,229	$3,785

Intersegment revenues, generated by the Filmed Entertainment segment, of $418 million and $445 million for the three months ended December 31, 2017 and 2016, respectively, and of $613 million and $678 million for the six months ended December 31, 2017 and 2016, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Depreciation and amortization
Cable Network Programming	$86	$83	$171	$165
Television	27	28	54	57
Filmed Entertainment	23	20	46	40
Other, Corporate and Eliminations	6	4	13	8

Total depreciation and amortization	$142	$135	$284	$270

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization includes the amortization of definite lived intangible assets of $65 million and $64 million for the three months ended December 31, 2017 and 2016, respectively, and $130 million for the six months ended December 31, 2017 and 2016.

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Assets
Cable Network Programming	$25,282	$24,913
Television	7,354	6,775
Filmed Entertainment	11,485	10,312
Other, Corporate and Eliminations	4,373	4,822
Investments	4,364	3,902

Total assets	$52,858	$50,724

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Revenues
Affiliate fee	$3,252	$2,906	$6,488	$5,829
Advertising	2,496	2,544	4,119	4,135
Content	2,140	2,032	4,159	3,901
Other	149	200	273	323

Total revenues	$8,037	$7,682	$15,039	$14,188

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and restructuring charges

Impairment and restructuring charges were $3 million and $39 million for the three months ended December 31, 2017 and 2016, respectively, and $24 million and $176 million for the six months ended December 31, 2017 and 2016, respectively. The impairment and restructuring charges for the three and six months ended December 31, 2016 were primarily comprised of costs in connection with management and employee transitions and restructuring at several of the Company’s business units.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Acquisition related and other transaction costs(a)	$(85)	$(31)	$(139)	$(31)
Disney Transaction costs(b)	(32)	-	(32)	-
Settlement loss on pension liabilities(c)	(86)	(40)	(86)	(40)
Other(d)	(26)	(17)	(44)	(28)

Total other, net	$(229)	$(88)	$(301)	$(99)

(a)

The acquisition related and other transaction costs primarily represent the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition” for further discussion).

(b)	See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox” for further discussion.
(c)

During the three and six months ended December 31, 2017, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. These payments, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses. During the three and six months ended December 31, 2016, the Company settled a portion of its pension obligations through lump sum distributions, which resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses.

(d)

Other for the six months ended December 31, 2016 included approximately $35 million of costs related to settlements of claims arising out of allegations of sexual harassment at the Company’s Fox News Channel business.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of December 31, 2017 and June 30, 2017 were $515 million and $537 million, respectively.

Supplemental Cash Flows Information

	For the six months ended December 31,
	2017	2016
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(663)	$(460)

Cash paid for interest	$(596)	$(597)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$8,037	$-	$8,037
Expenses	(100)	-	(6,669)	-	(6,769)
Equity losses of affiliates	-	-	(33)	-	(33)
Interest expense, net	(436)	(205)	(20)	349	(312)
Interest income	-	5	353	(349)	9
Earnings from subsidiary entities	3,193	2,036	-	(5,229)	-
Other, net	(206)	-	(23)	-	(229)

Income from continuing operations before income tax benefit	2,451	1,836	1,645	(5,229)	703
Income tax benefit	1,783	-	2,123	(2,688)	1,218

Income from continuing operations	4,234	1,836	3,768	(7,917)	1,921
Loss from discontinued operations, net of tax	-	(5)	-	-	(5)

Net income	4,234	1,831	3,768	(7,917)	1,916
Less: Net income attributable to noncontrolling interests	-	-	(85)	-	(85)

Net income attributable to Twenty-First Century Fox stockholders	$4,234	$1,831	$3,683	$(7,917)	$1,831

Comprehensive income attributable to Twenty-First Century Fox stockholders	$4,278	$2,058	$3,743	$(8,021)	$2,058

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,682	$-	$7,682
Expenses	(96)	-	(5,782)	-	(5,878)
Equity losses of affiliates	-	-	(41)	-	(41)
Interest expense, net	(411)	(189)	(20)	321	(299)
Interest income	1	1	328	(321)	9
Earnings from subsidiary entities	1,860	1,045	-	(2,905)	-
Other, net	(65)	-	(23)	-	(88)

Income from continuing operations before income tax expense	1,289	857	2,144	(2,905)	1,385
Income tax expense	(414)	-	(696)	662	(448)

Income from continuing operations	875	857	1,448	(2,243)	937
Loss from discontinued operations, net of tax	-	(1)	-	-	(1)

Net income	875	856	1,448	(2,243)	936
Less: Net income attributable to noncontrolling interests	-	-	(80)	-	(80)

Net income attributable to Twenty-First Century Fox stockholders	$875	$856	$1,368	$(2,243)	$856

Comprehensive income attributable to Twenty-First Century Fox stockholders	$576	$659	$1,073	$(1,649)	$659

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,039	$-	$15,039
Expenses	(176)	-	(11,985)	-	(12,161)
Equity earnings of affiliates	-	-	27	-	27
Interest expense, net	(866)	(410)	(42)	693	(625)
Interest income	-	10	702	(693)	19
Earnings from subsidiary entities	4,784	3,075	-	(7,859)	-
Other, net	(219)	-	(82)	-	(301)

Income from continuing operations before income tax benefit	3,523	2,675	3,659	(7,859)	1,998
Income tax benefit	1,459	-	1,515	(2,147)	827

Income from continuing operations	4,982	2,675	5,174	(10,006)	2,825
Income from discontinued operations, net of tax	-	11	-	-	11

Net income	4,982	2,686	5,174	(10,006)	2,836
Less: Net income attributable to noncontrolling interests	-	-	(150)	-	(150)

Net income attributable to Twenty-First Century Fox stockholders	$4,982	$2,686	$5,024	$(10,006)	$2,686

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,000	$3,055	$5,161	$(10,161)	$3,055

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$14,188	$-	$14,188
Expenses	(238)	-	(10,642)	-	(10,880)
Equity losses of affiliates	(1)	-	(5)	-	(6)
Interest expense, net	(823)	(377)	(39)	640	(599)
Interest income	2	1	655	(640)	18
Earnings from subsidiary entities	3,475	2,060	-	(5,535)	-
Other, net	(86)	-	(13)	-	(99)

Income from continuing operations before income tax expense	2,329	1,684	4,144	(5,535)	2,622
Income tax expense	(702)	-	(1,250)	1,161	(791)

Income from continuing operations	1,627	1,684	2,894	(4,374)	1,831
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)

Net income	1,627	1,677	2,894	(4,374)	1,824
Less: Net income attributable to noncontrolling interests	-	-	(147)	-	(147)

Net income attributable to Twenty-First Century Fox stockholders	$1,627	$1,677	$2,747	$(4,374)	$1,677

Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,244	$1,439	$2,433	$(3,677)	$1,439

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$13	$4,094	$1,702	$-	$5,809
Receivables, net	26	-	7,529	(1)	7,554
Inventories, net	-	-	3,132	-	3,132
Other	83	-	824	-	907

Total current assets	122	4,094	13,187	(1)	17,402

Non-current assets
Receivables, net	14	-	718	-	732
Inventories, net	-	-	8,034	-	8,034
Property, plant and equipment, net	374	-	1,466	-	1,840
Intangible assets, net	-	-	6,228	-	6,228
Goodwill	-	-	12,789	-	12,789
Other non-current assets	280	-	1,189	-	1,469
Investments
Investments in associated companies and other investments	199	312	3,853	-	4,364
Intragroup investments	110,311	63,092	-	(173,403)	-

Total investments	110,510	63,404	3,853	(173,403)	4,364

Total assets	$111,300	$67,498	$47,464	$(173,404)	$52,858

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$600	$-	$31	$-	$631
Other current liabilities	749	45	6,631	(1)	7,424

Total current liabilities	1,349	45	6,662	(1)	8,055

Non-current liabilities
Borrowings	17,973	-	1,190	-	19,163
Other non-current liabilities	483	101	4,713	-	5,297
Intercompany	41,354	48,963	(90,317)	-	-
Redeemable noncontrolling interests	-	-	712	-	712
Total equity	50,141	18,389	124,504	(173,403)	19,631

Total liabilities and equity	$111,300	$67,498	$47,464	$(173,404)	$52,858

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$177	$(455)	$782	$-	$504

INVESTING ACTIVITIES
Property, plant and equipment	(90)	-	(148)	-	(238)
Investments	(59)	-	128	-	69

Net cash used in investing activities from continuing operations	(149)	-	(20)	-	(169)

FINANCING ACTIVITIES
Borrowings	-	-	1,282	-	1,282
Repayment of borrowings	-	-	(1,411)	-	(1,411)
Dividends paid and distributions	-	(333)	(179)	-	(512)
Other financing activities, net	(29)	-	(21)	-	(50)

Net cash used in financing activities from continuing operations	(29)	(333)	(329)	-	(691)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(26)	-	-	-	(26)

Net (decrease) increase in cash and cash equivalents	(27)	(788)	433	-	(382)
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	28	-	28

Cash and cash equivalents, end of period	$13	$4,094	$1,702	$-	$5,809

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(957)	$1,532	$657	$-	$1,232

INVESTING ACTIVITIES
Property, plant and equipment	(9)	-	(108)	-	(117)
Investments	(85)	-	(48)	-	(133)

Net cash used in investing activities from continuing operations	(94)	-	(156)	-	(250)

FINANCING ACTIVITIES
Borrowings	842	-	37	-	879
Repayment of borrowings	(400)	-	(146)	-	(546)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(335)	(146)	-	(481)
Other financing activities, net	(34)	-	(19)	-	(53)

Net cash provided by (used in) financing activities from continuing operations	408	(954)	(274)	-	(820)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(15)	-	-	-	(15)

Net (decrease) increase in cash and cash equivalents	(658)	578	227	-	147
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	(41)	-	(41)

Cash and cash equivalents, end of period	$3	$2,597	$1,930	$-	$4,530

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, the Disney Transaction and trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including, but not limited to, a failure to consummate the Disney Transaction in a timely matter or at all. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2017 as filed with the SEC on August 14, 2017 (the “2017 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2017 and 2016. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2017 and 2016, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Recent Developments

In December 2017, the Company entered into an agreement and plan of merger with The Walt Disney Company. Prior to the merger, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock will receive, on a pro rata basis, all of the issued and outstanding common stock of New Fox (the “New Fox Distribution”).

In December 2016, the Company made an offer to purchase the fully diluted share capital of Sky plc (“Sky”).

See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Disney Transaction/Distribution of New Fox” and “Sky Acquisition” for further details.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2017 versus the three and six months ended December 31, 2016

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016:

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,252	$2,906	12%	$6,488	$5,829	11%
Advertising	2,496	2,544	(2)%	4,119	4,135	-%
Content	2,140	2,032	5%	4,159	3,901	7%
Other	149	200	(26)%	273	323	(15)%

Total revenues	8,037	7,682	5%	15,039	14,188	6%
Operating expenses	(5,760)	(4,912)	17%	(10,141)	(8,827)	15%
Selling, general and administrative	(864)	(792)	9%	(1,712)	(1,607)	7%
Depreciation and amortization	(142)	(135)	5%	(284)	(270)	5%
Impairment and restructuring charges	(3)	(39)	(92)%	(24)	(176)	(86)%
Equity (losses) earnings of affiliates	(33)	(41)	20%	27	(6)	**
Interest expense, net	(312)	(299)	4%	(625)	(599)	4%
Interest income	9	9	-%	19	18	6%
Other, net	(229)	(88)	**	(301)	(99)	**

Income from continuing operations before income tax benefit (expense)	703	1,385	(49)%	1,998	2,622	(24)%
Income tax benefit (expense)	1,218	(448)	**	827	(791)	**

Income from continuing operations	1,921	937	**	2,825	1,831	54%
(Loss) income from discontinued operations, net of tax	(5)	(1)	**	11	(7)	**

Net income	1,916	936	**	2,836	1,824	55%
Less: Net income attributable to noncontrolling interests	(85)	(80)	6%	(150)	(147)	2%

Net income attributable to Twenty-First Century Fox stockholders	$1,831	$856	**	$2,686	$1,677	60%

**	not meaningful

Overview – The Company’s revenues increased 5% and 6% for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, due to higher affiliate fee and content revenues. The increase in affiliate fee revenue was primarily attributable to contractual rate increases at the domestic channels and higher rates and additional subscribers at Fox Networks Group International (“FNGI”) in Latin America and Europe. The increase in content revenue was primarily attributable to higher subscription video-on-demand (“SVOD”) revenue from television productions and the sublicensing of sports programming rights to third party networks. These revenue increases include benefits of approximately $40 million and $60 million due to the strengthening of local currencies against the U.S. dollar for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

Operating expenses increased 17% and 15% for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher sports programming rights amortization at the Cable Network Programming and Television segments and higher theatrical marketing costs related to motion picture productions at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 9% and 7% for the three and six months ended December 31, 2017, as compared to the corresponding periods of fiscal 2017, primarily due to higher compensation expenses, including new businesses acquired in fiscal 2017.

Impairment and restructuring charges – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Impairment and restructuring charges”.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates improved $8 million and $33 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017. The increase was primarily due to improved results at Endemol Shine Group and higher earnings for Sky partially offset by higher losses at Hulu, LLC (“Hulu”) and a write-down of the Company’s equity method investment in certain businesses in Asia and Africa.

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Sky	$120	$65	85%	$230	$162	42%
Hulu	(108)	(60)	(80)%	(170)	(99)	(72)%
Other equity affiliates	(45)	(46)	2%	(33)	(69)	52%

Equity (losses) earnings of affiliates	$(33)	$(41)	20%	$27	$(6)	**

**	not meaningful

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax benefit (expense) – The Company’s effective income tax rate for the three and six months ended December 31, 2017 includes a provisional $1.3 billion tax benefit as a result of the recently passed legislation in the U.S. commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”).

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

Net income – Net income increased for the three and six months ended December 31, 2017, as compared to the corresponding periods of fiscal 2017, primarily due to an income tax benefit as a result of the Tax Act partially offset by lower Segment OIBDA at the Television and Filmed Entertainment segments.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense), (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Income from continuing operations before income tax benefit (expense) to Total Segment OIBDA for the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016:

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Income from continuing operations before income tax benefit (expense)	$703	$1,385	(49)%	$1,998	$2,622	(24)%
Add
Amortization of cable distribution investments	25	16	56%	43	31	39%
Depreciation and amortization	142	135	5%	284	270	5%
Impairment and restructuring charges	3	39	(92)%	24	176	(86)%
Equity losses (earnings) of affiliates	33	41	20%	(27)	6	**
Interest expense, net	312	299	4%	625	599	4%
Interest income	(9)	(9)	-%	(19)	(18)	6%
Other, net	229	88	**	301	99	**

Total Segment OIBDA	$1,438	$1,994	(28)%	$3,229	$3,785	(15)%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016:

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues	$8,037	$7,682	5%	$15,039	$14,188	6%
Operating expenses	(5,760)	(4,912)	17%	(10,141)	(8,827)	15%
Selling, general and administrative	(864)	(792)	9%	(1,712)	(1,607)	7%
Amortization of cable distribution investments	25	16	56%	43	31	39%

Total Segment OIBDA	$1,438	$1,994	(28)%	$3,229	$3,785	(15)%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016:

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,405	$3,967	11%	$8,601	$7,777	11%
Television	1,806	1,918	(6)%	2,871	2,956	(3)%
Filmed Entertainment	2,246	2,269	(1)%	4,209	4,176	1%
Other, Corporate and Eliminations	(420)	(472)	11%	(642)	(721)	11%

Total revenues	$8,037	$7,682	5%	$15,039	$14,188	6%

	For the three months ended December 31,			For the six months ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,365	$1,330	3%	$2,876	$2,714	6%
Television	56	376	(85)%	178	567	(69)%
Filmed Entertainment	131	389	(66)%	387	700	(45)%
Other, Corporate and Eliminations	(114)	(101)	(13)%	(212)	(196)	(8)%

Total Segment OIBDA	$1,438	$1,994	(28)%	$3,229	$3,785	(15)%

Cable Network Programming (57% and 55% of the Company’s consolidated revenues in the first six months of fiscal 2018 and 2017, respectively)

For the three and six months ended December 31, 2017, revenues at the Cable Network Programming segment increased 11%, or $438 million and $824 million, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended December 31, 2017 % Increase (Decrease)			For the six months ended December 31, 2017 % Increase
	Domestic	International	Consolidated	Domestic	International	Consolidated
Affiliate fees	12%	13%	12%	11%	12%	12%
Advertising	(3)%	14%	4%	-%	12%	5%
Content and other	20%	30%	23%	15%	32%	20%
Total	10%	15%	11%	9%	14%	11%

These revenue increases include benefits of approximately $15 million and $30 million due to the strengthening of local currencies against the U.S. dollar, primarily in India and Europe, for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

For the three and six months ended December 31, 2017, Cable Network Programming Segment OIBDA increased $35 million, or 3%, and $162 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses of $403 million, or 15%, and $662 million, or 13%, respectively. For the three and six months ended December 31, 2017, the increases in expenses were primarily due to higher sports programming rights amortization.

Domestic Channels

For the three and six months ended December 31, 2017, domestic affiliate fee revenue increased, as compared to the corresponding periods of fiscal 2017, primarily due to contractual rate increases led by Fox News Channel, the Regional Sports Networks, FS1 and FX Networks partially offset by the impact of lower average subscribers at Fox News Channel. For the three months ended December 31, 2017, domestic advertising revenue decreased, as compared to the corresponding period of fiscal 2017, primarily due to lower ratings at FX Networks principally reflecting a lower number of original series. For the six months ended December 31, 2017, domestic advertising revenue remained constant, as compared to the corresponding period of fiscal 2017, as higher viewership at FS1 from the addition of Big Ten college football was offset by lower ratings at FX Networks. The increases in domestic content and other revenues for the three and six months ended December 31, 2017, as compared to the corresponding periods of fiscal 2017, were primarily due to the sublicensing of Big Ten programming rights to third party networks.

For the three and six months ended December 31, 2017, domestic channels OIBDA increased 1% and 6%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $230 million and $330 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher sports programming rights amortization, including the addition of the Big Ten programming rights and higher National Basketball Association (“NBA”) costs as a result of an increase in the number of games broadcast reflecting an earlier start to the NBA season and contractual rate increases. Selling, general and administrative expenses increased approximately $30 million and $60 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher compensation expenses.

International Channels

For the three and six months ended December 31, 2017, international affiliate fee revenue increased, as compared to the corresponding periods of fiscal 2017, as a result of local currency growth of 12% and 11%, respectively, led by higher rates and additional subscribers at FNGI in Latin America and Europe. For the three and six months ended December 31, 2017, international advertising revenue increased, as compared to the corresponding periods of fiscal 2017, as a result of local currency growth of 12% and 10%, respectively, primarily due to higher revenue at STAR India (“STAR”), led by higher pricing and volume at STAR’s general entertainment channels and an increased number of cricket matches broadcast in the current period compared to the prior year. The increases in international content and other revenues for the three and six months ended December 31, 2017, as compared to the corresponding periods of fiscal 2017, were primarily due to the sublicensing of soccer programming rights in Latin America and higher syndication revenue in Asia.

For the three and six months ended December 31, 2017, international channels OIBDA increased 8% and 4%, respectively, as compared to the corresponding periods of fiscal 2017, as the revenue increases noted above were partially offset by higher expenses. Operating expenses increased approximately $165 million and $295 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher entertainment and sports programming rights amortization at FNGI, including higher soccer programming rights led by CONMEBOL and the new Argentine Football Association rights. Also contributing to the increase was higher sports and entertainment programming rights amortization at STAR, including an increased number of cricket matches.

Television (19% and 21% of the Company’s consolidated revenues in the first six months of fiscal 2018 and 2017, respectively)

For the three and six months ended December 31, 2017, revenues at the Television segment decreased $112 million, or 6%, and $85 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2017, as higher affiliate fee revenue was more than offset by lower advertising and content and other revenues. Affiliate fee revenue increased 10% and 9% for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, as a result of contractual rate increases. Advertising revenue decreased 6% and 5% for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to lower cyclical political advertising revenue at the television stations as a result of the 2016 elections in the prior year. Also contributing to the decrease in advertising revenue were lower ratings for the National Football League (“NFL”) and Major League Baseball World Series games and lower entertainment ratings at FOX Broadcasting Company partially offset by the broadcast of a higher number of college football and NFL games. Content and other revenues decreased 50% and 23% for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the absence of revenue generated in the prior year by the granting of a license of one of our television stations to permit the commercial use of adjacent wireless spectrum in that market.

For the three and six months ended December 31, 2017, Television Segment OIBDA decreased $320 million, or 85%, and $389 million, or 69%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher expenses of $208 million, or 13%, and $304 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2017, and the revenue decreases noted above. Operating expenses increased approximately $175 million and $275 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher sports programming rights amortization and production costs, including costs for the broadcast of a higher number of college football and NFL games.

Filmed Entertainment (28% and 29% of the Company’s consolidated revenues in the first six months of fiscal 2018 and 2017, respectively)

For the three months ended December 31, 2017, revenues at the Filmed Entertainment segment decreased $23 million, or 1%, as compared to the corresponding period of fiscal 2017, primarily due to lower television and home entertainment revenues from motion picture productions partially offset by higher SVOD revenue from television productions and higher worldwide theatrical revenue from motion picture productions. For the six months ended December 31, 2017, revenues at the Filmed Entertainment segment increased $33 million, or 1%, as compared to the corresponding period of fiscal 2017, primarily due to higher SVOD revenue, led by the licensing of This is Us and Seven Seconds, and higher syndication revenue, led by the licensing of Futurama, from television productions, and higher worldwide theatrical revenue from motion picture productions partially offset by lower television revenues from motion picture productions. These revenue changes include benefits of approximately $25 million and $30 million due to the strengthening of local currencies against the U.S. dollar for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

For the three and six months ended December 31, 2017, Filmed Entertainment Segment OIBDA decreased $258 million, or 66%, and $313 million, or 45% respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher expenses of $235 million, or 13%, and $346 million, or 10%, respectively. Operating expenses increased approximately $225 million and $325 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher theatrical marketing costs, as a result of significant releases in the current year periods as compared to the corresponding prior year periods, and higher production amortization and participation costs.

The following feature film titles contributed significant revenues for the three months ended December 31, 2017 and 2016:

For the three months ended December 31,
	2017	2016

Worldwide theatrical releases	Murder on the Orient Express	Trolls
Ferdinand
The Greatest Showman
Worldwide theatrical and home entertainment performances	Kingsman: The Golden Circle	Miss Peregrine's Home for Peculiar Children
Worldwide home entertainment performances	War for the Planet of the Apes	X-Men: Apocalypse
Ice Age: Collision Course
Independence Day: Resurgence

The following feature film titles contributed significant revenues for the six months ended December 31, 2017 and 2016:

For the six months ended December 31,
	2017	2016

Worldwide theatrical releases	Murder on the Orient Express	Trolls
Ferdinand
The Greatest Showman
Worldwide theatrical and home entertainment performances	War for the Planet of the Apes	Ice Age: Collision Course
	Kingsman: The Golden Circle	Independence Day: Resurgence
Miss Peregrine's Home for Peculiar Children
Worldwide home entertainment performances	The Boss Baby	X-Men: Apocalypse

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2017, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Disney Transaction/Distribution of New Fox” and “Sky Acquisition”).

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash provided by operating activities from continuing operations	$504	$1,232

The decrease in net cash provided by operating activities during the six months ended December 31, 2017, as compared to the corresponding period of fiscal 2017, is primarily due to the decrease in operating results, lower cash receipts at the Cable Network Programming and Television segments, higher billings over collections at the Filmed Entertainment segment, higher tax payments and lower cash distributions received from affiliates (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox).

Net cash used in investing activities for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash used in investing activities from continuing operations	$(169)	$(250)

The decrease in net cash used in investing activities during the six months ended December 31, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to cash received from the Federal Communications Commission’s reverse auction for broadcast spectrum (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other”) partially offset by an additional investment in Hulu and higher capital expenditures.

Net cash used in financing activities for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash used in financing activities from continuing operations	$(691)	$(820)

The decrease in net cash used in financing activities during the six months ended December 31, 2017, as compared to the corresponding period of fiscal 2017, was primarily due to the Company not repurchasing any of its common stock during the six months ended December 31, 2017 partially offset by a decrease in net borrowings.

Stock Repurchase Program

The Company has a stock repurchase program, but did not repurchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2017 and is required pursuant to the Merger Agreement to obtain Disney’s consent prior to repurchasing any additional shares (See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”).

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the six months ended December 31, 2017 and 2016:

	For the six months ended December 31,
	2017	2016
	(in millions)
Borrowings
Notes due 2026 and 2046	$-	$842
Bank loans(a)	1,282	37

Total borrowings	$1,282	$879

Repayment of borrowings
Notes due October 2016	$-	$(400)
Bank loans(a)	(1,411)	(146)

Total repayment of borrowings	$(1,411)	$(546)

(a)

The fiscal 2018 activity includes the effect of the amendment to the Yankees Entertainment and Sports Network (the “YES Network”) credit agreement (See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”). The fiscal 2017 borrowings and repayments were related to the YES Network secured revolving credit facility.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of December 31, 2017:

Rating Agency	Senior Debt	Outlook
Moody's(a)	Baa1	Under review
Standard & Poor's(a)	BBB+	Watch developing

(a)

Moody’s and Standard & Poor’s changed the outlook of the Company’s public debt from Stable to Under review and from Watch negative to Watch developing, respectively, in December 2017, following the Company’s announcement of the Disney Transaction (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox”).

Revolving Credit Agreement

21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, is party to a credit agreement providing a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020 (See Note 11 – Borrowings in the 2017 Form 10-K under the heading “Revolving Credit Agreement”).

Bridge Credit Agreement

To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”).

Commitments, Contingent Guarantees and Contingencies

See Note 9 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Commitments”, “Contingent Guarantees” and “Contingencies”.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling and Canadian Dollars to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$12,642	$12,529
Foreign currency sales	26	51

Aggregate notional amount	$12,668	$12,580

Notional Amount (Hedge type)
Cash flow hedges	$116	$209
Economic hedges	12,552	12,371

Aggregate notional amount	$12,668	$12,580

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset	$45	$38

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(54)	$(53)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the YES Network, approximately $1.2 billion of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2017, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Fair Value
Borrowings: liability(a)	$(24,573)	$(23,853)
Interest rate swaps: asset(b)	5	1

Total fair value of financial instruments with exposure to interest rate risk: liability	$(24,568)	$(23,852)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(831)	$(859)

(a)	The change in the fair values of the Company’s borrowings is primarily due to the effect of changes in interest rates partially offset by lower average debt outstanding.
(b)	The notional amount of interest rate swap contracts outstanding was $635 million and $663 million as of December 31, 2017 and June 30, 2017, respectively.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s investment in an equity method affiliate. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Fair Value
Total fair value of common stock investments	$9,509	$8,713

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(951)	$(871)

(a)

A hypothetical decrease would not result in a material adjustment recognized in the Unaudited Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

Concentrations of Credit Risk

See Note 5 – Fair Value to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Concentrations of Credit Risk”.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. Due to the early stage of these matters, the amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Shareholder Litigation

On November 20, 2017, a stockholder of the Company filed a derivative action in the Court of Chancery of the State of Delaware captioned City of Monroe Employees’ Retirement System v. Rupert Murdoch, et al., C.A. No. 2017-0833-AGB. The lawsuit named as defendants all directors of the Company and the Estate of Roger Ailes (the “Ailes Estate”), and named the Company as a nominal defendant. The plaintiff alleged that the directors of the Company and Rupert Murdoch as a purported controlling stockholder breached their fiduciary duties by, among other things, failing to properly oversee the work environment at Fox News. The plaintiff also brought claims of breach of fiduciary duty and unjust enrichment against the Ailes Estate.

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their insurers to make a payment in the amount of $90 million to the Company, less any attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. In addition to the payment to the Company, the Settlement Agreement provides that the Company shall put in place governance and compliance enhancements, including the creation of the Fox News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief agreement agreed to by the parties. These governance and compliance enhancements shall remain in effect for five years. On November 28, 2017, the Court issued a Scheduling Order which, among other things, set the settlement hearing for February 9, 2018, and approved the forms of the notices to stockholders, which were disseminated in accordance with the Scheduling Order.

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

Risks related to transactions

Disney Transaction

The proposed Disney Transaction may cause disruption in the Company’s business.

On December 13, 2017, the Company entered into the Merger Agreement with Disney, pursuant to which the Company will, after completing the Separation and Distribution of New Fox, become a wholly-owned subsidiary of Disney (see Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox” for further details). The Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the proposed merger and restricts the Company, without Disney’s consent, from taking certain specified actions until the Disney Transaction is completed or the Merger Agreement is terminated, including making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, and repurchasing or issuing securities outside of existing equity award programs. These restrictions may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending Disney Transaction, current and prospective employees of the Company may experience uncertainty about their future roles with the Company (and Disney) or New Fox following the completion of the Disney Transaction, which may materially adversely affect the ability of the Company to attract, retain and motivate key personnel while the Disney Transaction is pending. Despite the Company’s retention planning and programs that the Company has and will implement, key employees may depart because of issues relating to the uncertainty and difficulty of integration with Disney and the New Fox Separation and establishment of New Fox, or a desire not to remain with the Company (and Disney) or New Fox following the completion of the Disney Transaction. Accordingly, no assurance can be given that the Company will be able to attract and retain key employees to the same extent that the Company has been able to in the past.

The proposed Disney Transaction further could cause disruptions to the Company’s business or business relationships (including the business to be conducted by, and business relationships of, New Fox after the consummation of the transactions), which could have an adverse impact on results of operations. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Disney Transaction and the preparation for both the integration with Disney and the establishment of New Fox may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.

The Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Disney Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Disney Transaction, including costs relating to the New Fox Separation, and many of these costs are payable regardless of whether or not the Disney Transaction is consummated. The Company also could be subject to litigation related to the proposed Disney Transaction, which could result in significant costs and expenses.

Failure to complete the Disney Transaction in a timely manner or at all could negatively impact the market price of the Company’s common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows.

The Company currently anticipates the Disney Transaction will be completed within 12-18 months after December 13, 2017, but it cannot be certain when or if the conditions for the Disney Transaction will be satisfied or (if permissible under applicable law) waived. The Disney Transaction cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) the adoption of the Merger Agreement by the requisite vote of the Company’s stockholders and the approval of the stock issuance by the requisite vote of Disney stockholders, (ii)

receipt of certain required governmental approvals and consents, (iii) receipt by the Company of a surplus and solvency opinion with respect to the New Fox Separation and the cash dividend in connection with the Disney Transaction, (iv) effectiveness of registration statements with respect to the New Fox Distribution and the issuance of Disney shares in connection with the Disney Transaction, (v) authorization of Disney and New Fox shares for listing on NYSE or NASDAQ, as applicable, (vi) the consummation of the New Fox Separation and Distribution, (vii) receipt of a tax ruling from the Australian Taxation Office, (viii) receipt of certain tax opinions by each of the Company and Disney, including a tax opinion regarding the tax-free treatment of the Disney Transaction to the Company’s shareholders for U.S. federal income tax purposes and (ix) the accuracy of the representations and warranties made by the Company or Disney, as applicable, in the Merger Agreement. The obligation of Disney to complete the Disney Transaction is also subject to, among other conditions, the absence of certain regulatory remedies.

The satisfaction of the required conditions could delay the completion of the Disney Transaction for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Disney Transaction will be satisfied or waived or that the Disney Transaction will be completed.

In the event that the Disney Transaction is not completed for any reason, (i) the holders of the Company’s common stock will not receive any consideration for their shares of the Company’s common stock in connection with the proposed Disney Transaction and (ii) the New Fox Separation and Distribution of New Fox will not occur and the holders of the Company’s common stock will not receive shares in New Fox. Instead, the Company will remain an independent public company and holders of the Company’s common stock will continue to own their shares of the Company’s common stock.

Additionally, if the Disney Transaction is not consummated in a timely manner or at all, the Company’s ongoing business may be adversely affected as follows:

•	the Company may experience negative reactions from financial markets and the stock price could decline;
•	it may experience negative reactions from employees, customers, suppliers or other third parties;
•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to the Company; and
•	the Company’s costs of pursuing the Disney Transaction may be higher than anticipated and, in any event, would be borne entirely by the Company.

If the Disney Transaction is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect the Company’s stock price, business, financial conditions, results of operations or cash flows.

In order to complete the Disney Transaction, Disney and the Company must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Disney Transaction may be jeopardized or the anticipated benefits of the Disney Transaction could be reduced.

Although Disney and the Company have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Disney Transaction, governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the combined company's business after completion of the Disney Transaction, including those which Disney may not be required to accept pursuant to the terms of the Merger Agreement. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Disney Transaction, imposing additional material costs on or materially limiting the revenues of the combined company following the Disney Transaction, or otherwise adversely affecting, including to a material extent, the combined company's businesses and results of operations after completion of the Disney Transaction. If the Company or Disney is required to divest assets or businesses, there can be no assurance that the Company or Disney will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. The Company can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Disney Transaction.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, or knowingly encourage or facilitate competing third-party proposals for the acquisition of the Company’s stock or assets. In addition, before the Company’s Board of Directors withdraws, qualifies or modifies its recommendation of the proposed merger with Disney or terminates the Merger Agreement to enter into a superior proposal, Disney generally has an opportunity to offer to modify the terms of the proposed Disney Transaction. In certain circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of approximately $1.5 billion.

These provisions could discourage a potential third-party that might have an interest in making a competing proposal, even if such third-party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Disney Transaction, or might otherwise result in a potential third-party proposing to pay a lower price to the Company’s stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and the Company decides to seek another business combination, it may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Sky Acquisition

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

In addition, the Sky Acquisition will require the use of a significant portion of the Company’s cash and increase the amount of debt on the Company’s balance sheet leading to substantial additional interest expense. These factors could limit the Company’s flexibility to respond to changing business and economic conditions and reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. If the Sky Acquisition is completed but the financial performance of the Company after the acquisition does not meet management’s current expectations, the Company’s ability to reduce its level of indebtedness may be adversely impacted. More information regarding risks related to financing the Sky Acquisition and paying the consideration to the Sky shareholders in Pounds Sterling is set forth below in the risk factor describing the Company’s exposure to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets and in the risk factor describing the adverse effect that fluctuations in foreign exchange rates could have on the Company’s cash flows and results of operations.

Risks related to our business

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video-on-demand, downloadable content and simultaneous live streaming of broadcast content, offerings by cable providers of smaller packages of programming to customers at price points lower than traditional cable distribution offerings and the trend of consumers “cord-cutting” or cancelling their multi-channel video programming distributors (“MVPD”) subscriptions could adversely affect demand for our cable channels. Enhanced Internet capabilities and other new media may reduce television viewership, the demand for home entertainment and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. In addition, increased video consumption through streaming apps and digital MVPD services with no advertising or less advertising than on video programming networks, time shifted viewing of television programming and the use of DVRs to skip advertisements could also negatively affect the Company’s advertising revenues. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

In addition, on December 22, 2017, the U.S. government enacted the Tax Act. The changes included in the Tax Act are broad and complex. As of December 31, 2017, we have not completed our analysis of the accounting for all the tax effects of the Tax Act. For the three and six months ended December 31, 2017, the Company recorded a provisional income tax benefit of $1.3 billion to adjust its net deferred tax liability position in accordance with the Tax Act. The final amount of the adjustment to the net deferred tax liability could be revised based on changes in interpretations of the Tax Act and any updates or changes to estimates based on additional information we obtain or analyze. The Company has not recorded a liability for the transition tax to a territorial tax system. The Company is continuing to gather and analyze information to determine the deemed unremitted earnings subject to the transition tax, some of which was not previously needed or not yet accumulated, and the related U.S. tax impacts. The Company will record a transition tax amount when it has received and analyzed the needed information sufficient to make a reasonable estimate. The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of the Company’s current fiscal year ending June 30, 2018 and the adjustments could possibly be material.

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

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing, including financing for the Sky Acquisition. While the Company has entered into the Bridge Credit Agreement, we intend to obtain permanent financing in the capital markets to fund a portion of the purchase price for the Sky Acquisition in lieu of utilizing funds available under the Bridge Credit Agreement, but we cannot guarantee that the Company will obtain such permanent financing on terms that are acceptable to the Company or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs, which may have a significant adverse impact on our business. See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

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

Allegations of Misconduct at the Company’s Fox News Channel Business Unit Could Impact the Operations of the Business Unit.

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination related to alleged misconduct at the Company’s Fox News Channel business. The Company has settled some of these claims and is contesting other claims in litigation. We have also received regulatory and investigative inquiries. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

2.1

Agreement and Plan of Merger, dated as of December 13, 2017, among Twenty-First Century Fox, Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 15, 2017.) ±

3.1

Amended and Restated By-laws of Twenty-First Century Fox, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 15, 2017.)

10.1	Letter Agreement, dated December 11, 2017, between 21st Century Fox America, Inc. and David F. DeVoe.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of December 31, 2017 (unaudited) and June 30, 2017 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
±	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 7, 2018