Form 10-Q
period 2018-03-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2018-05-10
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 4, 2018, 1,054,032,541 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Revenues	$7,420	$7,564	$22,459	$21,752
Operating expenses	(4,581)	(4,824)	(14,722)	(13,651)
Selling, general and administrative	(959)	(817)	(2,671)	(2,424)
Depreciation and amortization	(145)	(140)	(429)	(410)
Impairment and restructuring charges	(34)	(37)	(58)	(213)
Equity losses of affiliates	(86)	(51)	(59)	(57)
Interest expense, net	(311)	(310)	(936)	(909)
Interest income	10	9	29	27
Other, net	17	(142)	(284)	(241)

Income from continuing operations before income tax (expense) benefit	1,331	1,252	3,329	3,874
Income tax (expense) benefit	(370)	(370)	457	(1,161)

Income from continuing operations	961	882	3,786	2,713
Loss from discontinued operations, net of tax	(18)	(12)	(7)	(19)

Net income	943	870	3,779	2,694
Less: Net income attributable to noncontrolling interests	(85)	(71)	(235)	(218)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$858	$799	$3,544	$2,476

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$876	$811	$3,551	$2,495

Weighted average shares
Basic	1,853	1,851	1,852	1,855
Diluted	1,858	1,853	1,855	1,857

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.47	$0.44	$1.92	$1.35
Diluted	$0.47	$0.44	$1.91	$1.34

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.46	$0.43	$1.91	$1.33

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Net income	$943	$870	$3,779	$2,694
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	21	111	100	(40)
Cash flow hedges	3	6	2	19
Unrealized holding (losses) gains on securities	(94)	-	85	-
Benefit plan adjustments	4	74	71	117
Equity method investments	25	-	83	(163)

Other comprehensive (loss) income, net of tax	(41)	191	341	(67)

Comprehensive income	902	1,061	4,120	2,627

Less: Net income attributable to noncontrolling interests(a)	(85)	(71)	(235)	(218)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(9)	(4)	(22)	16

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$808	$986	$3,863	$2,425

(a)

Net income attributable to noncontrolling interests includes $51 million and $43 million for the three months ended March 31, 2018 and 2017, respectively, and $128 million and $113 million for the nine months ended March 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2018	As of June 30, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$7,372	$6,163
Receivables, net	6,905	6,477
Inventories, net	3,645	3,101
Other	739	545

Total current assets	18,661	16,286

Non-current assets
Receivables, net	736	543
Investments	4,256	3,902
Inventories, net	8,002	7,452
Property, plant and equipment, net	1,861	1,781
Intangible assets, net	6,174	6,574
Goodwill	12,794	12,792
Other non-current assets	1,494	1,394

Total assets	$53,978	$50,724

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,538	$457
Accounts payable, accrued expenses and other current liabilities	3,979	3,451
Participations, residuals and royalties payable	1,682	1,657
Program rights payable	1,183	1,093
Deferred revenue	717	580

Total current liabilities	9,099	7,238

Non-current liabilities
Borrowings	18,459	19,456
Other liabilities	3,798	3,616
Deferred income taxes	1,638	2,782
Redeemable noncontrolling interests	761	694
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,530	12,406
Retained earnings	8,121	5,315
Accumulated other comprehensive loss	(1,699)	(2,018)

Total Twenty-First Century Fox, Inc. stockholders' equity	18,971	15,722
Noncontrolling interests	1,252	1,216

Total equity	20,223	16,938

Total liabilities and equity	$53,978	$50,724

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,054,015,230 shares and 1,052,536,963 shares issued and outstanding, net of 123,687,371 treasury shares at par as of March 31, 2018 and June 30, 2017, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of March 31, 2018 and June 30, 2017.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$3,779	$2,694
Less: Loss from discontinued operations, net of tax	(7)	(19)

Income from continuing operations	3,786	2,713
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	429	410
Amortization of cable distribution investments	57	46
Impairment and restructuring charges	58	213
Equity-based compensation	166	97
Equity losses of affiliates	59	57
Cash distributions received from affiliates	110	182
Other, net	284	241
Deferred income taxes and other taxes	(1,276)	(70)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(599)	(1,146)
Inventories net of program rights payable	(1,003)	(966)
Accounts payable and accrued expenses	360	286
Other changes, net	(229)	364

Net cash provided by operating activities from continuing operations	2,202	2,427

INVESTING ACTIVITIES
Property, plant and equipment	(343)	(202)
Investments in equity affiliates	(325)	(18)
Proceeds from dispositions, net	365	-
Other investments	(117)	(148)

Net cash used in investing activities from continuing operations	(420)	(368)

FINANCING ACTIVITIES
Borrowings	1,550	879
Repayment of borrowings	(1,479)	(546)
Repurchase of shares	-	(619)
Dividends paid and distributions	(579)	(522)
Other financing activities, net	(69)	(72)

Net cash used in financing activities from continuing operations	(577)	(880)

Net decrease in cash and cash equivalents from discontinued operations	(42)	(21)

Net increase in cash and cash equivalents	1,163	1,158
Cash and cash equivalents, beginning of year	6,163	4,424
Exchange movement on cash balances	46	(10)

Cash and cash equivalents, end of period	$7,372	$5,572

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

The Company has reclassified certain fiscal 2017 amounts for development and certain other costs from Selling, general and administrative to Operating expenses within the Consolidated Statement of Operations to conform to the fiscal 2018 presentation. These reclassifications did not affect previously reported Revenue, Income from continuing operations before income tax (expense) benefit or Net income in the Consolidated Statement of Operations.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On July 1, 2017, the Company adopted ASU 2016-09. In accordance with ASU 2016-09, the Company will prospectively recognize all excess tax benefits and tax deficiencies in Income tax (expense) benefit in the Statements of Operations. In the statement of cash flows, all excess tax benefits are presented retrospectively in Net cash provided by operating activities from continuing operations. In addition, the Company retrospectively adopted the guidance that requires cash paid by the Company when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows. The adoption of ASU 2016-09 resulted in an increase in Net cash provided by operating activities from continuing operations and a corresponding increase in Net cash used in financing activities from continuing operations in the Statement of Cash Flows for fiscal 2017. The other aspects of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

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

Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires additional disclosure around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company expects to apply ASU 2014-09 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of initial application as an adjustment to opening retained earnings. The Company has substantially completed its review of contracts for each of the Company’s significant revenue streams and does not expect a material impact on its consolidated financial statements as a result of its adoption of ASU 2014-09. The Company expects that the new standard will impact the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue once the customer can begin to use and benefit from the license rather than when the agreement is extended or renewed, under historical GAAP. The new standard will require the Company’s Filmed Entertainment segment to recognize revenues from certain television license deals earlier as opposed to recognizing those license fees over the term of the licenses. Conversely, revenues from certain of the Filmed Entertainment segment’s trademark licensing deals will be recognized over the license terms as opposed to recognition at inception as under historical GAAP. In addition, the Company is implementing appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard.

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

As of March 31, 2018, the Company has not completed its analysis of the accounting for all the tax effects of the Tax Act. For the nine months ended March 31, 2018, the Company recorded a provisional income tax benefit of $1.3 billion to adjust its net deferred tax liability position in accordance with the Tax Act. The net deferred tax liability represents future tax obligations. Among the Company’s more significant net deferred tax liabilities are basis differences and amortization, and sports rights contracts. The final amount of the adjustment to the net deferred tax liability could be revised based on changes in interpretations of the Tax Act and any updates or changes to estimates based on additional information the Company obtains or analyzes. For the three months ended March 31, 2018, there were no changes to the provisional amount previously recorded.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has not recorded a liability for the transition tax to a territorial tax system. The Company is continuing to gather and analyze information to determine the deemed unremitted earnings subject to the transition tax, some of which was not previously needed or not yet accumulated, and the related U.S. tax impacts. The Company currently anticipates recording a provisional amount for the transition tax by the end of the current fiscal year.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act and to improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The objective of ASU 2018-05 is to codify previously-issued SEC guidance allowing for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. There may be adjustments to the provisional amounts recorded during this measurement period and such adjustments could possibly be material.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2018

Disney Transaction/Distribution of New Fox

In December 2017, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with The Walt Disney Company (“Disney”). Prior to the consummation of the Initial Merger (as hereinafter defined), the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, FOX Broadcasting Company, Fox Sports, Fox Television Stations Group, FS1, FS2, Fox Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to the holders of the outstanding shares of the Company's Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the "Hook Stock")) on a pro rata basis (the "New Fox Distribution"). Prior to the New Fox Distribution, New Fox will pay the Company a dividend in the amount of $8.5 billion. New Fox will incur indebtedness sufficient to fund the dividend, which indebtedness will be reduced after the initial merger by the amount of the Cash Payment (as hereinafter defined). As the New Fox Separation and New Fox Distribution will be taxable to the Company at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Merger Agreement (the "Transaction Tax"). The Company will retain all assets and liabilities not transferred to New Fox, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, Fox Sports Regional Networks, Fox Networks Group International and Star India, as well as the Company’s interests in Hulu LLC (“Hulu”), Sky plc (“Sky”), Tata Sky Limited and Endemol Shine Group. Following the New Fox Distribution, TWC Merger Enterprises 2 Corp., a wholly owned subsidiary of Disney (“Merger Sub”) will merge with and into the Company (the “Initial Merger”), with the Company surviving (the “Surviving Corporation”). Immediately after the effective time of the Initial Merger, the Surviving Corporation will merge with and into TWC Merger Enterprises 1, LLC, a wholly owned subsidiary of Disney (“Merger LLC”), with Merger LLC to be the surviving entity (the “Subsequent Merger,” and together with the Initial Merger, the “Mergers”). As a result of the Mergers, the Company will become a wholly owned subsidiary of Disney.

Upon consummation of the Disney Transaction, each issued and outstanding share of the Company's Class A Common Stock and Class B Common Stock (other than the Hook Stock) will be exchanged automatically for 0.2745 shares of common stock, par value $0.01 per share, of Disney ("Disney Common Stock"). The exchange ratio may be subject to an adjustment based on the final estimate of certain tax liabilities arising from the New Fox Separation and the New Fox Distribution and other transactions contemplated by the Merger Agreement. The initial exchange ratio in the Merger Agreement of 0.2745 shares of Disney Common Stock for each share of the Company's Class A Common Stock and Class B Common Stock (other than the Hook Stock) was set based on an estimate of $8.5 billion for the Transaction Tax, and will be adjusted immediately prior to consummation of the Disney Transaction if the final estimate of the Transaction Tax at closing is more than $8.5 billion or less than $6.5 billion. Such adjustment could increase or decrease

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the exchange ratio, depending on whether the final estimate is higher or lower, respectively, than $6.5 billion or $8.5 billion. Additionally, if the final estimate of the tax liabilities is lower than $8.5 billion, Disney will make a cash payment to New Fox reflecting the difference between such amount and $8.5 billion, up to a maximum cash payment of $2 billion (the "Cash Payment"). The foregoing proposed transactions are collectively referred to in this report as the “Disney Transaction”.

To provide New Fox with financing in connection with the New Fox Distribution, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a commitment letter on behalf of New Fox with the financial institutions party thereto (the “Bridge Commitment Letter”) which provides for borrowings of up to $9 billion. Given the Company’s current debt ratings, 21CFA pays a commitment fee of 0.1%. While the Company has entered into the Bridge Commitment Letter, New Fox intends to finance the dividend by obtaining permanent financing in the capital markets on a standalone basis.

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

In February 2018, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) established a cash bonus retention plan for certain employees of approximately $110 million of which 50% is payable at the time of the Initial Merger and 50% on the 10-month anniversary of the Initial Merger, subject to each participant's continued employment through the applicable payment date. The cash bonus retention payment plans are subject to accelerated payment upon the occurrence of certain termination events. In addition, the Compensation Committee modified certain equity awards and granted additional equity awards to certain executives (See Note 8 – Equity-based Compensation). The modification and grant of equity awards and the cash bonus retention plan resulted in additional compensation expenses of approximately $85 million for the three and nine months ended March 31, 2018, of which approximately $60 million was included in Selling, general and administrative expenses and the remaining amount was included in Other, net in the Unaudited Consolidated Statements of Operations.

Television Stations Acquisition

In May 2018, the Company entered into a definitive agreement (the “Purchase Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”) and Tribune Media Company (“Tribune”) to acquire seven television stations from Tribune for approximately $910 million subject to certain purchase price adjustments. As part of the transaction, the Company entered into new network affiliation agreements with Sinclair and will grant to Sinclair options to acquire two of the Company’s stations. Completion of the stations acquisition, which is anticipated to close in the first half of fiscal 2019, is subject to the satisfaction of customary closing conditions, including regulatory approvals and the substantially simultaneous closing of Sinclair’s proposed acquisition of Tribune.

Fiscal 2017

Sky Acquisition

In December 2016, the Company announced it reached agreement with Sky, in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own (the “Sky Acquisition”), at a price of £10.75 per Sky share

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(approximately $16 billion in the aggregate). The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval of Sky shareholders unaffiliated with the Company. The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds in all of the markets in which Sky operates outside of the UK, including Austria, Germany, Italy and the Republic of Ireland. The Company anticipates regulatory approval of the transaction by early summer 2018.

To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for borrowings of up to £12.2 billion (approximately $17 billion). Fees under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the Company’s current debt ratings, 21CFA pays a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be London Interbank Offered Rate (“LIBOR”) plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. While the Company has entered into the Bridge Credit Agreement, the Company intends to finance the Sky Acquisition by using a significant portion of the available cash on its balance sheet and obtaining permanent financing in the capital markets. The Company purchased a foreign currency exchange option in February 2017, which was subsequently modified in September 2017 and February 2018, to limit its foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 5 – Fair Value under the heading “Foreign Currency Contracts” and Note 11 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Sky Acquisition will result in enhanced capabilities of the combined company, underpinned by a more geographically diverse and stable revenue base, and an improved balance between subscription, affiliate fee, advertising and content revenues.

On April 25, 2018, Comcast Corporation (“Comcast”) announced a pre-conditional cash offer for the fully diluted share capital of Sky (the “Comcast Offer”) which will be subject to regulatory pre-conditions as well as additional closing conditions.  Following the announcement of the Comcast Offer, on April 25, 2018, the independent committee of the Sky Board of Directors (the “Independent Committee”) withdrew its previously announced recommendation that unaffiliated Sky shareholders vote in favor of the Sky Acquisition and the Company received from Sky a written notice of termination of the co-operation agreement entered into in December 2016 between the Company and Sky (the “Co-Operation Agreement”) pursuant to which the Company and Sky had agreed to certain matters in relation to the Sky Acquisition, including a break fee. As a result of the termination of the Co-Operation Agreement, the break fee will not be payable by the Company in any circumstance. Certain provisions relating to the Company’s conduct of the Sky Acquisition survive the termination of the Co-Operation Agreement. Notwithstanding the termination of the Co-Operation Agreement, Sky has stated that the Independent Committee intends to co-operate fully with the Company and Comcast to secure the relevant approvals to satisfy the pre-conditions for both offers. The Company remains committed to the Sky Acquisition and is currently considering its options.

Other

In February 2017, the Company announced that it anticipated receiving approximately $350 million in proceeds resulting from the Federal Communications Commission’s (the “FCC”) reverse auction for broadcast spectrum. Consequently, the Company will relinquish spectrum used by its television stations affiliated with both The CW Television Network and Master Distribution Service, Inc. (“MyNetworkTV”) in Chicago, IL and MyNetworkTV in the Washington, DC and Charlotte, NC designated market areas, in which the Company operates duopolies. These stations will continue broadcasting using the spectrum of the existing FOX Broadcasting Company (“FOX”) owned and operated station in that market. The proceeds were received in July 2017 and the Company recorded a deferred gain on this transaction which will be recognized upon relinquishing the spectrum to the FCC, which is anticipated to occur during the fourth quarter of fiscal 2018.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Programming rights
Sports programming rights	$3,845	$3,201
Entertainment programming rights	3,355	3,232
Filmed entertainment costs
Films
Released, less accumulated amortization	1,314	1,112
Completed, not released	27	398
In production	1,522	1,094
In development or preproduction	203	295
	-
	3,066	2,899

Television productions
Released, less accumulated amortization	853	838
In production, development or preproduction	528	383

	1,381	1,221

Total filmed entertainment costs, less accumulated amortization(a)	4,447	4,120

Total inventories, net	11,647	10,553
Less: current portion of inventories, net(b)	(3,645)	(3,101)

Total non-current inventories, net	$8,002	$7,452

(a)

Does not include $218 million and $241 million of net intangible film library costs as of March 31, 2018 and June 30, 2017, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories, net as of March 31, 2018 and June 30, 2017 was comprised of programming rights ($3,591 million and $3,037 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of March 31, 2018	As of March 31, 2018	As of June 30, 2017
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$3,485	$3,175
Endemol Shine Group(b)	Global multi-platform content provider	50%	222	262
Other investments(c)		various	549	465

Total investments			$4,256	$3,902

(a)

The Company’s investment in Sky had a market value of $12.2 billion as of March 31, 2018 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 5 – Fair Value). The Company received dividends of approximately $95 million and $170 million from Sky for the nine months ended March 31, 2018 and 2017, respectively.

(b)	Equity method investments.
(c)	Includes an investment of $187 million in available-for-sale securities as of March 31, 2018 (See Note 5 – Fair Value).

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

For the nine months ended March 31, 2018, the Company invested approximately $315 million in Hulu to maintain its ownership percentage and has committed to an additional investment of approximately $340 million in calendar year 2018.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$187	$187	$-	$-
Derivatives(b)	153	-	153	-
Other(c)	114	-	-	114
Redeemable noncontrolling interests	(761)	-	-	(761)

Total	$(307)	$187	$153	$(647)

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives(b)	$48	$-	$48	$-
Other(c)	43	-	-	43
Liabilities
Derivatives(b)	(9)	-	(9)	-
Redeemable noncontrolling interests	(694)	-	-	(694)

Total	$(612)	$-	$39	$(651)

(a)	Represents an investment in available-for-sale securities.
(b)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(c)	Primarily relates to past acquisitions, including contingent consideration arrangements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). One minority shareholder’s put right is currently exercisable. One minority shareholder’s put right will become exercisable in July 2018 and two minority shareholders’ put rights will become exercisable in March 2019. The remaining redeemable noncontrolling interests are currently not exercisable.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Borrowings

Fair value	$23,861	$23,853

Carrying value	$19,997	$19,913

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

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$107	$209

Fair value	$2	$-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next year.

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Economic Hedges

Notional amount(a)	$12,794	$12,371

Fair value(a)	$143	$38

(a)

Includes the foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition. The foreign currency option contract has a notional amount of $12.8 billion and consists of the foreign currency option and a premium payable of approximately $400 million due on the option expiration date. As of March 31, 2018, the foreign currency option had a fair value of $143 million.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Cash Flow Hedges

Notional amount	$621	$663

Fair value	$8	$1

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

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2018 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2018, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

Borrowings include bank loans and public debt.

Bank Loans

In December 2017, the Yankees Entertainment and Sports Network (the “YES Network”) amended its credit agreement to decrease the total size of its credit facility from approximately $1.8 billion to $1.6 billion. The credit facility is comprised of a $1.1 billion term loan facility and a $500 million secured revolving credit facility. The amendment also extended the maturity date of the credit agreement to December 2023. As of March 31, 2018, the outstanding balances on the term loan facility and revolving credit facility were approximately $1.1 billion and $130 million, respectively. The YES Network pays a commitment fee (currently 0.275%) on undrawn funds that is determined by the total leverage ratio.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, STAR India (“STAR”) entered into a term loan agreement (the “STAR Term Loan”) among STAR as borrower, the Company as parent guarantor, JPMorgan Chase Bank, N.A. as original lender and IDBI Trusteeship Services Limited as agent. The term loan agreement is comprised of an Indian rupee (“INR”) 5 billion (approximately $77 million) unsecured term loan facility with a maturity date of March 2021. The term loan facility bears interest at the Financial Benchmarks India Pvt. Ltd. Treasury Bills rate for three month terms plus a margin. The term loan facility is callable and may be redeemed, in whole or in part, every three months. Borrowings under the term loan facility are available for acquiring programming rights.

In addition to the STAR Term Loan, STAR has entered into various unsecured credit facilities (the “STAR Credit Facilities”) that are available for working capital and for acquiring programming rights. These credit facilities are uncommitted and are reviewed periodically for renewal. The credit facilities have a total capacity for borrowings of INR 13.7 billion (approximately $210 million). As of March 31, 2018, the outstanding balance on the credit facilities was $130 million. Borrowings under the credit facilities are due on demand by the lenders providing up to 60 days’ notice. Borrowings with on demand repayment terms are presented as Current borrowings in the Consolidated Balance Sheets.

Current Borrowings

Included in Borrowings within Current liabilities as of March 31, 2018 was $350 million of 7.25% Senior Notes that are due in May 2018, $250 million of 8.25% Senior Notes that are due in August 2018, $700 million of 6.90% Senior Notes that are due in March 2019, principal payments on the YES Network term loan facility of $31 million that are due in the next 12 months, $77 million related to the STAR Term Loan and $130 million related to the STAR Credit Facilities.

Bridge Credit Agreement

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition”.

NOTE 7. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended March 31, 2018				For the nine months ended March 31, 2018
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$18,389	$1,242		$19,631	$15,722	$1,216		$16,938
Net income	858	34	(a)	892	3,544	107	(a)	3,651
Other comprehensive (loss) income	(50)	9		(41)	319	22		341
Issuance of shares	1	-		1	42	-		42
Dividends declared	(334)	-		(334)	(667)	-		(667)
Other	107	(33)	(b)	74	11	(93)	(b)	(82)

Balance, end of period	$18,971	$1,252		$20,223	$18,971	$1,252		$20,223

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2017				For the nine months ended March 31, 2017
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$14,340	$1,215		$15,555	$13,661	$1,220		$14,881
Net income	799	28	(a)	827	2,476	105	(a)	2,581
Other comprehensive income (loss)	187	4		191	(51)	(16)		(67)
Issuance (cancellation) of shares, net	1	-		1	(527)	-		(527)
Dividends declared	(333)	-		(333)	(668)	-		(668)
Other	23	(12)	(b)	11	126	(74)	(b)	52
	-
Balance, end of period	$15,017	$1,235		$16,252	$15,017	$1,235		$16,252

(a)

Net income attributable to noncontrolling interests excludes $51 million and $43 million for the three months ended March 31, 2018 and 2017, respectively, and $128 million and $113 million for the nine months ended March 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(2) million for the three months ended March 31, 2018 and 2017, and $(61) million and $(46) million for the nine months ended March 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, gains (losses) on cash flow hedges, unrealized holding gains and losses on securities, benefit plan adjustments and the Company’s share of other comprehensive income (loss) of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended March 31, 2018			For the nine months ended March 31, 2018
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$21	$-	$21	$100	$-	$100

Other comprehensive income	$21	$-	$21	$100	$-	$100
Cash flow hedges
Unrealized gains	$7	$(2)	$5	$16	$(5)	$11
Reclassifications realized in net income(a)	(2)	-	(2)	(13)	4	(9)

Other comprehensive income	$5	$(2)	$3	$3	$(1)	$2
(Losses) gains on securities
Unrealized (losses) gains	$(122)	$28	$(94)	$161	$(76)	$85

Other comprehensive (loss) income	$(122)	$28	$(94)	$161	$(76)	$85
Benefit plan adjustments
Unrealized losses(b)	$(9)	$2	$(7)	$(9)	$2	$(7)
Reclassification adjustments realized in net income(c)	14	(3)	11	120	(42)	78

Other comprehensive income	$5	$(1)	$4	$111	$(40)	$71
Equity method investments
Unrealized gains and reclassifications	$45	$(20)	$25	$129	$(46)	$83

Other comprehensive income	$45	$(20)	$25	$129	$(46)	$83

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2017			For the nine months ended March 31, 2017
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$111	$-	$111	$(40)	$-	$(40)

Other comprehensive income (loss)	$111	$-	$111	$(40)	$-	$(40)
Cash flow hedges
Unrealized gains	$1	$-	$1	$14	$(5)	$9
Reclassifications realized in net income(a)	9	(4)	5	16	(6)	10

Other comprehensive income	$10	$(4)	$6	$30	$(11)	$19
Benefit plan adjustments
Unrealized gains(b)	$104	$(38)	$66	$104	$(38)	$66
Reclassification adjustments realized in net income(c)	13	(5)	8	81	(30)	51

Other comprehensive income	$117	$(43)	$74	$185	$(68)	$117
Equity method investments
Unrealized gains (losses) and reclassifications	$5	$(5)	$-	$(218)	$55	$(163)

Other comprehensive income (loss)	$5	$(5)	$-	$(218)	$55	$(163)

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations (See Note 5 – Fair Value for additional information regarding hedging activity).

(b)	For the three and nine months ended March 31, 2018 and 2017, the Company recorded a net unrealized actuarial (loss) gain from the remeasurement of its pension plan.
(c)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Unaudited Consolidated Statements of Operations.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Income from continuing operations	$961	$882	$3,786	$2,713
Less: Net income attributable to noncontrolling interests	(85)	(71)	(235)	(218)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$876	$811	$3,551	$2,495

Stock Repurchase Program

The Board authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. As of March 31, 2018, the Company’s remaining buyback authorization was approximately $3.1 billion representing approximately $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Merger Agreement (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”), the Company is required to obtain Disney’s consent prior to repurchasing any additional shares.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2018.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Cash dividend per share	$0.18	$0.18	$0.36	$0.36

The Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock in the three months ended March 31, 2018, which was paid in April 2018 to the stockholders on record as of March 14, 2018.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Equity-based compensation	$118	$35	$184	$97

Intrinsic value of all settled equity-based awards	$-	$1	$74	$70
		=
Tax benefit on vested equity-based awards	$-	$-	$24	$25

As of March 31, 2018, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $370 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the nine months ended March 31, 2018, approximately 6.8 million performance stock units (“PSUs”) were granted and approximately 2.6 million PSUs vested.

During the nine months ended March 31, 2017, approximately 7.4 million PSUs were granted and approximately 2.6 million PSUs vested.

In February 2018, the Compensation Committee determined that, upon vesting, the outstanding PSU awards for the fiscal 2016-2018 performance period granted to all participants in the PSU award program, including the Company’s named executive officers, will be paid out based on the target number of PSUs awarded in accordance with the original vesting schedule. As of March 31, 2018, there were approximately 5.0 million PSUs outstanding for the 2016-2018 performance period.

Retention Awards

In February 2018, the Compensation Committee made a special grant of approximately 5.8 million restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including named executive officers. The Retention RSU grants will vest 50% at the time of the Initial Merger and 50% on the 15-month anniversary of the Initial Merger, subject to each executive’s continued employment through the applicable vesting date. The Retention RSU grants will be subject to accelerated vesting upon the occurrence of certain termination events.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2018 and June 30, 2017 were approximately $84 billion and $82 billion, respectively. The increase from June 30, 2017 was primarily due to the expanded agreement with the National Football League to include broadcast rights for the next five seasons of Thursday Night Football beginning with the 2018 season and a new agreement for the Indian Premier League's (“IPL”) Global Media and Digital cricket broadcast rights for the five-year period from 2018 to 2022 partially offset by payments related to sports programming rights.

In April 2018, the Company expanded its agreement for the global media rights for the Board of Control for Cricket in India’s (“BCCI”) domestic and international cricket matches through 2023.

Contingent Guarantees

The Company’s contingent guarantees as of March 31, 2018 and June 30, 2017 were approximately $1 billion and $500 million, respectively. The increase from June 30, 2017 was primarily due to a bank guarantee covering the Company’s new IPL programming rights obligations.

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

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

insurers to make a payment in the amount of $90 million to the Company, less approximately $22 million of attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. Such amount was paid pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the Settlement Agreement provides that the Company shall put in place governance and compliance enhancements, including the creation of the Fox News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief Agreement agreed to by the parties in connection with the Settlement Agreement. These governance and compliance enhancements, which the Company has implemented, shall remain in effect for five years. No stockholder objected to either the settlement or the proposed fee award at the settlement hearing on February 9, 2018. The Court approved the settlement and entered a final order and judgment on February 9, 2018. Accordingly, the Company received a cash payment and recorded the net settlement of $68 million in Other, net in the Unaudited Consolidated Statements of Operations for three and nine months ended March 31, 2018.

U.K. Newspaper Matters Indemnity

In connection with the Separation (as defined in Note 4 – Discontinued Operations in the 2017 Form 10-K under the heading “Separation of News Corp”), the Company and News Corporation (“News Corp”) agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). The liability related to the Indemnity, recorded in the Consolidated Balance Sheets, was approximately $60 million and $80 million as of March 31, 2018 and June 30, 2017, respectively.

Other

Equity purchase arrangements that are exercisable by the counterparty to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated Balance Sheets. Other than the arrangements classified as Redeemable noncontrolling interests, the Company is also a party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity losses of affiliates, Interest expense, net, Interest income, Other, net, Income tax (expense) benefit, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax (expense) benefit to Total Segment OIBDA for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Income from continuing operations before income tax (expense) benefit	$1,331	$1,252	$3,329	$3,874
Add
Amortization of cable distribution investments	14	15	57	46
Depreciation and amortization	145	140	429	410
Impairment and restructuring charges	34	37	58	213
Equity losses of affiliates	86	51	59	57
Interest expense, net	311	310	936	909
Interest income	(10)	(9)	(29)	(27)
Other, net	(17)	142	284	241

Total Segment OIBDA	$1,894	$1,938	$5,123	$5,723

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Cable Network Programming	$4,419	$4,024	$13,020	$11,801
Television	1,149	1,690	4,020	4,646
Filmed Entertainment	2,243	2,256	6,452	6,432
Other, Corporate and Eliminations	(391)	(406)	(1,033)	(1,127)

Total revenues	$7,420	$7,564	$22,459	$21,752
Segment OIBDA
Cable Network Programming	$1,684	$1,446	$4,560	$4,160
Television	78	190	256	757
Filmed Entertainment	286	373	673	1,073
Other, Corporate and Eliminations	(154)	(71)	(366)	(267)

Total Segment OIBDA	$1,894	$1,938	$5,123	$5,723

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated by the Filmed Entertainment segment, of $372 million and $407 million for the three months ended March 31, 2018 and 2017, respectively, and of $985 million and $1,085 million for the nine months ended March 31, 2018 and 2017, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Depreciation and amortization
Cable Network Programming	$89	$87	$260	$252
Television	27	28	81	85
Filmed Entertainment	21	19	67	59
Other, Corporate and Eliminations	8	6	21	14

Total depreciation and amortization	$145	$140	$429	$410

Depreciation and amortization includes the amortization of definite lived intangible assets of $63 million and $62 million for the three months ended March 31, 2018 and 2017, respectively, and $193 million and $192 million for the nine months ended March 31, 2018 and 2017, respectively.

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Assets
Cable Network Programming	$26,070	$24,913
Television	6,765	6,775
Filmed Entertainment	11,263	10,312
Other, Corporate and Eliminations	5,624	4,822
Investments	4,256	3,902

Total assets	$53,978	$50,724

Revenues by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Affiliate fee	$3,507	$3,160	$9,995	$8,989
Advertising	1,642	2,203	5,761	6,338
Content	2,148	2,078	6,307	5,979
Other	123	123	396	446

Total revenues	$7,420	$7,564	$22,459	$21,752

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and restructuring charges

Impairment and restructuring charges were $34 million and $37 million for the three months ended March 31, 2018 and 2017, respectively, and $58 million and $213 million for the nine months ended March 31, 2018 and 2017, respectively. The impairment and restructuring charges for the three and nine months ended March 31, 2017 were primarily comprised of costs in connection with management and employee transitions and restructuring at several of the Company’s business units.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Sky Acquisition related and other transaction costs(a)	$13	$(137)	$(126)	$(170)
Disney Transaction costs(b)	(33)	-	(65)	-
Settlement loss on pension liabilities(c)	(4)	-	(90)	(40)
Shareholder litigation settlement(d)	68	-	68	-
Other(e)	(27)	(5)	(71)	(31)

Total other, net	$17	$(142)	$(284)	$(241)

(a)

The Sky Acquisition related and other transaction costs primarily represent the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition” for further discussion).

(b)	See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox” for further discussion.
(c)

During the three and nine months ended March 31, 2018, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. These payments, funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses. During the nine months ended March 31, 2017, the Company settled a portion of its pension obligations through lump sum distributions, which resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses.

(d)	See Note 9 – Commitments and Contingencies under the heading “Shareholder Litigation” for further discussion.
(e)

Other for the three and nine months ended March 31, 2017 included approximately $10 million and $45 million, respectively, of costs related to settlements of claims arising out of allegations of sexual harassment at the Company’s Fox News Channel business.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for returns and doubtful accounts as of March 31, 2018 and June 30, 2017 were $446 million and $537 million, respectively.

Income Taxes

During the fourth quarter of fiscal 2018, the Company expects to recognize a tax benefit of approximately $130 million related to the completion of the U.S. federal tax audits for fiscal years 2009 through 2013.

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2018	2017
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(759)	$(747)

Cash paid for interest	$(901)	$(890)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$7,419	$-	$7,420
Expenses	(111)	-	(5,608)	-	(5,719)
Equity losses of affiliates	(2)	-	(84)	-	(86)
Interest expense, net	(446)	(202)	(21)	358	(311)
Interest income	1	4	363	(358)	10
Earnings from subsidiary entities	1,633	1,074	-	(2,707)	-
Other, net	38	-	(21)	-	17

Income from continuing operations before income tax expense	1,114	876	2,048	(2,707)	1,331
Income tax expense	(822)	-	(731)	1,183	(370)

Income from continuing operations	292	876	1,317	(1,524)	961
Loss from discontinued operations, net of tax	-	(18)	-	-	(18)

Net income	292	858	1,317	(1,524)	943
Less: Net income attributable to noncontrolling interests	-	-	(85)	-	(85)

Net income attributable to Twenty-First Century Fox stockholders	$292	$858	$1,232	$(1,524)	$858

Comprehensive income attributable to Twenty-First Century Fox stockholders	$260	$808	$1,259	$(1,519)	$808

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$22,458	$-	$22,459
Expenses	(287)	-	(17,593)	-	(17,880)
Equity losses of affiliates	(2)	-	(57)	-	(59)
Interest expense, net	(1,312)	(612)	(63)	1,051	(936)
Interest income	1	14	1,065	(1,051)	29
Earnings from subsidiary entities	6,417	4,149	-	(10,566)	-
Other, net	(181)	-	(103)	-	(284)

Income from continuing operations before income tax benefit	4,637	3,551	5,707	(10,566)	3,329
Income tax benefit	637	-	784	(964)	457

Income from continuing operations	5,274	3,551	6,491	(11,530)	3,786
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)

Net income	5,274	3,544	6,491	(11,530)	3,779
Less: Net income attributable to noncontrolling interests	-	-	(235)	-	(235)

Net income attributable to Twenty-First Century Fox stockholders	$5,274	$3,544	$6,256	$(11,530)	$3,544

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,260	$3,863	$6,420	$(11,680)	$3,863

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$1,832	$3,636	$1,904	$-	$7,372
Receivables, net	17	-	6,889	(1)	6,905
Inventories, net	-	-	3,645	-	3,645
Other	65	-	674	-	739

Total current assets	1,914	3,636	13,112	(1)	18,661

Non-current assets
Receivables, net	13	-	723	-	736
Inventories, net	-	-	8,002	-	8,002
Property, plant and equipment, net	350	-	1,511	-	1,861
Intangible assets, net	-	-	6,174	-	6,174
Goodwill	-	-	12,794	-	12,794
Other non-current assets	279	-	1,215	-	1,494
Investments
Investments in associated companies and other investments	179	188	3,889	-	4,256
Intragroup investments	111,942	64,297	-	(176,239)	-

Total investments	112,121	64,485	3,889	(176,239)	4,256

Total assets	$114,677	$68,121	$47,420	$(176,240)	$53,978

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,300	$-	$238	$-	$1,538
Other current liabilities	728	380	6,454	(1)	7,561

Total current liabilities	2,028	380	6,692	(1)	9,099

Non-current liabilities
Borrowings	17,276	-	1,183	-	18,459
Other non-current liabilities	500	73	4,863	-	5,436
Intercompany	43,612	48,697	(92,309)	-	-
Redeemable noncontrolling interests	-	-	761	-	761
Total equity	51,261	18,971	126,230	(176,239)	20,223

Total liabilities and equity	$114,677	$68,121	$47,420	$(176,240)	$53,978

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$2,031	$(913)	$1,084	$-	$2,202

INVESTING ACTIVITIES
Property, plant and equipment	(73)	-	(270)	-	(343)
Investments	(77)	-	-	-	(77)

Net cash used in investing activities from continuing operations	(150)	-	(270)	-	(420)

FINANCING ACTIVITIES
Borrowings	-	-	1,550	-	1,550
Repayment of borrowings	-	-	(1,479)	-	(1,479)
Dividends paid and distributions	-	(333)	(246)	-	(579)
Other financing activities, net	(47)	-	(22)	-	(69)

Net cash used in financing activities from continuing operations	(47)	(333)	(197)	-	(577)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(42)	-	-	-	(42)

Net increase (decrease) in cash and cash equivalents	1,792	(1,246)	617	-	1,163
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	46	-	46

Cash and cash equivalents, end of period	$1,832	$3,636	$1,904	$-	$7,372

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(875)	$3,101	$201	$-	$2,427

INVESTING ACTIVITIES
Property, plant and equipment	(10)	-	(192)	-	(202)
Investments	(95)	-	(71)	-	(166)

Net cash used in investing activities from continuing operations	(105)	-	(263)	-	(368)

FINANCING ACTIVITIES
Borrowings	842	-	37	-	879
Repayment of borrowings	(400)	-	(146)	-	(546)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(335)	(187)	-	(522)
Other financing activities, net	(53)	-	(19)	-	(72)

Net cash provided by (used in) financing activities from continuing operations	389	(954)	(315)	-	(880)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(21)	-	-	-	(21)

Net (decrease) increase in cash and cash equivalents	(612)	2,147	(377)	-	1,158
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	(10)	-	(10)

Cash and cash equivalents, end of period	$49	$4,166	$1,357	$-	$5,572

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

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2018 and 2017. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2018 and 2017, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Recent Developments

In May 2018, the Company entered into a definitive agreement with Sinclair Broadcast Group, Inc. and Tribune Media Company (“Tribune”) to acquire seven television stations from Tribune.

In December 2017, the Company entered into an agreement and plan of merger with The Walt Disney Company (“Disney”). Prior to the merger, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the "Hook Stock")) will receive, on a pro rata basis, all of the issued and outstanding common stock of New Fox (the “New Fox Distribution”).

In December 2016, the Company made an offer to purchase the fully diluted share capital of Sky plc (“Sky”).

See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “Disney Transaction/Distribution of New Fox”, “Television Stations Acquisition” and “Sky Acquisition” for further details.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2018 versus the three and nine months ended March 31, 2017

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2018, as compared to the three and nine months ended March 31, 2017:

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,507	$3,160	11%	$9,995	$8,989	11%
Advertising	1,642	2,203	(25)%	5,761	6,338	(9)%
Content	2,148	2,078	3%	6,307	5,979	5%
Other	123	123	-%	396	446	(11)%

Total revenues	7,420	7,564	(2)%	22,459	21,752	3%
Operating expenses	(4,581)	(4,824)	(5)%	(14,722)	(13,651)	8%
Selling, general and administrative	(959)	(817)	17%	(2,671)	(2,424)	10%
Depreciation and amortization	(145)	(140)	4%	(429)	(410)	5%
Impairment and restructuring charges	(34)	(37)	(8)%	(58)	(213)	(73)%
Equity losses of affiliates	(86)	(51)	(69)%	(59)	(57)	(4)%
Interest expense, net	(311)	(310)	-%	(936)	(909)	3%
Interest income	10	9	11%	29	27	7%
Other, net	17	(142)	**	(284)	(241)	(18)%

Income from continuing operations before income tax (expense) benefit	1,331	1,252	6%	3,329	3,874	(14)%
Income tax (expense) benefit	(370)	(370)	-%	457	(1,161)	**

Income from continuing operations	961	882	9%	3,786	2,713	40%
Loss from discontinued operations, net of tax	(18)	(12)	50%	(7)	(19)	(63)%

Net income	943	870	8%	3,779	2,694	40%
Less: Net income attributable to noncontrolling interests	(85)	(71)	20%	(235)	(218)	8%

Net income attributable to Twenty-First Century Fox stockholders	$858	$799	7%	$3,544	$2,476	43%

**	not meaningful

Overview – The Company’s revenues decreased 2% for the three months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, as higher affiliate fee and content revenues were more than offset by lower advertising revenue. The Company’s revenues increased 3% for the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, due to higher affiliate fee and content revenues partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily attributable to contractual rate increases at the domestic channels and higher rates and additional subscribers at Fox Networks Group International (“FNGI”) in Latin America and Europe. The increase in content revenue was primarily due to the sublicensing of Big Ten programming rights to third party networks. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of Super Bowl LI in February 2017, lower National Football League (“NFL”) ratings and the broadcast of one less NFL postseason game. Also contributing to the decrease for the nine months ended March 31, 2018 was lower political advertising revenue partially offset by higher advertising revenue at STAR India (“STAR”). These revenue increases include benefits of approximately $85 million and $145 million due to the strengthening of local currencies against the U.S. dollar for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

Operating expenses decreased 5% for the three months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, primarily due to lower programming rights amortization at the Television segment, as a result of the absence of the Super Bowl, partially offset by higher sports programming rights amortization at the Cable Network Programming segment. Operating expenses increased 8% for the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, primarily due to higher sports programming rights amortization at the Cable Network Programming segment and higher theatrical marketing costs from motion picture productions at the Filmed Entertainment segment partially offset by lower programming rights amortization at the Television segment.

Selling, general and administrative expenses increased 17% and 10% for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher compensation expenses, including approximately $60 million of additional compensation expenses related to the Disney Transaction/Distribution of New Fox (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox”), and higher legal fees.

Impairment and restructuring charges – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Impairment and restructuring charges”.

Equity losses of affiliates – Equity losses of affiliates increased $35 million and $2 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017. The increases were primarily due to higher losses at Hulu, LLC (“Hulu”) partially offset by improved results at Endemol Shine Group and higher earnings at Sky.

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Sky	$117	$93	26%	$347	$255	36%
Hulu	(148)	(62)	**	(318)	(161)	(98)%
Other equity affiliates	(55)	(82)	33%	(88)	(151)	42%

Equity losses of affiliates	$(86)	$(51)	(69)%	$(59)	$(57)	(4)%

**	not meaningful

Other, net – See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax (expense) benefit – The Company’s effective income tax rate for the three and nine months ended March 31, 2018 was 28% and (14)%, respectively, as compared to the statutory rate of 28%. For the three months ended March 31, 2018, the rate reflects a benefit from domestic production activities offset by other permanent items. The rate for the nine months ended March 31, 2018 includes a provisional $1.3 billion tax benefit as a result of the legislation in the U.S. passed in the previous quarter commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”).

The Company’s effective income tax rate for the three and nine months ended March 31, 2017 was 30%, as compared to the statutory rate of 35%. For the three and nine months ended March 31, 2017, the rate was lower than the statutory rate primarily due to a 3% benefit from domestic production activities and other permanent items.

During the fourth quarter of fiscal 2018, the Company expects to recognize a tax benefit of approximately $130 million related to the completion of the U.S. federal tax audits for fiscal years 2009 through 2013.

Net income – Net income increased for the three months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, primarily due to the shareholder litigation settlement (See Note 11 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”). Net income increased for the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, primarily due to the income tax benefit as a result of the Tax Act partially offset by lower Segment OIBDA.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity losses of affiliates, Interest expense, net, Interest income, Other, net, Income tax (expense) benefit, Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Income from continuing operations before income tax (expense) benefit to Total Segment OIBDA for the three and nine months ended March 31, 2018, as compared to the three and nine months ended March 31, 2017:

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Income from continuing operations before income tax (expense) benefit	$1,331	$1,252	6%	$3,329	$3,874	(14)%
Add
Amortization of cable distribution investments	14	15	(7)%	57	46	24%
Depreciation and amortization	145	140	4%	429	410	5%
Impairment and restructuring charges	34	37	(8)%	58	213	(73)%
Equity losses of affiliates	86	51	(69)%	59	57	(4)%
Interest expense, net	311	310	-%	936	909	3%
Interest income	(10)	(9)	11%	(29)	(27)	7%
Other, net	(17)	142	**	284	241	(18)%

Total Segment OIBDA	$1,894	$1,938	(2)%	$5,123	$5,723	(10)%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three and nine months ended March 31, 2018, as compared to the three and nine months ended March 31, 2017:

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Revenues	$7,420	$7,564	(2)%	$22,459	$21,752	3%
Operating expenses	(4,581)	(4,824)	(5)%	(14,722)	(13,651)	8%
Selling, general and administrative	(959)	(817)	17%	(2,671)	(2,424)	10%
Amortization of cable distribution investments	14	15	(7)%	57	46	24%

Total Segment OIBDA	$1,894	$1,938	(2)%	$5,123	$5,723	(10)%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2018, as compared to the three and nine months ended March 31, 2017:

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,419	$4,024	10%	$13,020	$11,801	10%
Television	1,149	1,690	(32)%	4,020	4,646	(13)%
Filmed Entertainment	2,243	2,256	(1)%	6,452	6,432	-%
Other, Corporate and Eliminations	(391)	(406)	4%	(1,033)	(1,127)	8%

Total revenues	$7,420	$7,564	(2)%	$22,459	$21,752	3%

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,684	$1,446	16%	$4,560	$4,160	10%
Television	78	190	(59)%	256	757	(66)%
Filmed Entertainment	286	373	(23)%	673	1,073	(37)%
Other, Corporate and Eliminations	(154)	(71)	**	(366)	(267)	(37)%

Total Segment OIBDA	$1,894	$1,938	(2)%	$5,123	$5,723	(10)%

**	not meaningful

Cable Network Programming (58% and 54% of the Company’s consolidated revenues in the first nine months of fiscal 2018 and 2017, respectively)

For the three and nine months ended March 31, 2018, revenues at the Cable Network Programming segment increased 10%, or $395 million and $1,219 million, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher affiliate fee and content and other revenues as shown below:

	For the three months ended March 31, 2018 % Increase (Decrease)			For the nine months ended March 31, 2018 % Increase
	Domestic	International	Consolidated	Domestic	International	Consolidated
Affiliate fee	10%	14%	11%	11%	13%	11%
Advertising	3%	(1)%	1%	1%	8%	4%
Content and other	29%	11%	22%	19%	24%	20%
Total	10%	9%	10%	10%	12%	10%

These revenue increases include benefits of approximately $35 million and $65 million due to the strengthening of local currencies against the U.S. dollar, primarily in India and Europe, for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

For the three and nine months ended March 31, 2018, Cable Network Programming Segment OIBDA increased $238 million, or 16%, and $400 million, or 10%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses of $157 million, or 6%, and $819 million, or 11%, respectively. For the three and nine months ended March 31, 2018, the increases in expenses were primarily due to higher sports programming rights amortization.

Domestic Channels

For the three and nine months ended March 31, 2018, domestic affiliate fee revenue increased, as compared to the corresponding periods of fiscal 2017, primarily due to contractual rate increases led by Fox News Channel, Regional Sports Networks, FS1 and FX Networks. Partially offsetting the increase in domestic affiliate fee revenue for the nine months ended March 31, 2018 was the impact of lower average subscribers at certain channels, including Fox News Channel. For the three and nine months ended March 31, 2018, domestic advertising revenue increased, as compared to the corresponding periods of fiscal 2017, primarily due to higher pricing at Fox News Channel, higher viewership at FS1, including the addition of Big Ten events, and increased digital advertising revenue at National Geographic Partners partially offset by lower ratings at FX Networks principally reflecting a lower number of original series. The increases in domestic content and other revenues for the three and nine months ended March 31, 2018, as compared to the corresponding periods of fiscal 2017, were primarily due to the sublicensing of Big Ten programming rights to third party networks partially offset by lower content revenue at FX Networks because of the timing of content availability.

For the three and nine months ended March 31, 2018, domestic channels OIBDA increased 15% and 9%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $75 million and $405 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher sports programming rights amortization, including the addition of the Big Ten programming rights and higher National Basketball Association (“NBA”) costs as a result of contractual rate increases partially offset by lower programming amortization at FX Networks. Selling, general and administrative expenses increased approximately $35 million and $95 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher compensation expenses and legal fees.

International Channels

For the three and nine months ended March 31, 2018, international affiliate fee revenue increased, as compared to the corresponding periods of fiscal 2017, led by higher rates and additional subscribers at FNGI in Latin America and Europe. For the three months ended March 31, 2018, international advertising revenue decreased, as compared to the corresponding period of fiscal 2017, primarily due to a lower number of cricket matches broadcast in the current period compared to the prior year at STAR partially offset by an increase at FNGI. For the nine months ended March 31, 2018, international advertising revenue increased, as compared to the corresponding period of fiscal 2017, led by higher pricing and volume at STAR’s general entertainment channels and at FNGI in Latin America and Europe. The increases in international content and other revenues for the three and nine months ended March 31, 2018, as compared to the corresponding periods of fiscal 2017, were primarily due to higher revenues from television productions, primarily in Latin America. Also contributing to the increases in international content and other revenues for the nine months ended March 31, 2018 was the sublicensing of soccer programming rights in Latin America.

For the three and nine months ended March 31, 2018, international channels OIBDA increased 23% and 11%, respectively, as compared to the corresponding periods of fiscal 2017, as the revenue increases noted above were partially offset by higher expenses. Operating expenses increased approximately $40 million and $335 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher entertainment and sports programming rights amortization at FNGI in Latin America and Europe partially offset by lower sports programming rights amortization at STAR due to fewer cricket matches. Also contributing to the increase in operating expenses for the nine months ended March 31, 2018 was higher entertainment programming rights amortization at STAR.

Television (18% and 21% of the Company’s consolidated revenues in the first nine months of fiscal 2018 and 2017, respectively)

For the three and nine months ended March 31, 2018, revenues at the Television segment decreased $541 million, or 32%, and $626 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2017, as higher affiliate fee revenue was more than offset by lower advertising revenue. Affiliate fee revenue increased 11% and 10% for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, because of contractual rate increases. Advertising revenue decreased 44% and 19% for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the comparative effect of revenues arising from the broadcast of Super Bowl LI in February 2017 of approximately $425 million, lower NFL ratings, the broadcast of one less NFL postseason game and lower entertainment ratings at FOX Broadcasting Company (“FOX”). Also contributing to the decrease in advertising revenue for the nine months ended March 31, 2018 were lower political advertising revenue and lower ratings for Major League Baseball World Series games partially offset by the broadcast of a higher number of college football games and for the three months ended March 31, 2018, the broadcast of fewer NFL regular season games. Content and other revenues were relatively consistent for the three months ended March 31, 2018 and decreased 19% for the nine months ended March 31, 2018, as compared to the corresponding periods of fiscal 2017, primarily due to the absence of revenue generated in the prior year by one of our television stations granting a license to permit the commercial use of adjacent wireless spectrum in that market.

For the three and nine months ended March 31, 2018, Television Segment OIBDA decreased $112 million, or 59%, and $501 million, or 66%, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to the revenue decreases noted above partially offset by lower expenses of $429 million, or 29%, and $125 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2017. Operating expenses decreased approximately $435 million and $160 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to lower sports programming rights amortization and production costs, including the broadcast of Super Bowl LI in February 2017, and the broadcast of one less NFL postseason game, and lower entertainment programming rights amortization at FOX as a result of the mix of programs compared to the prior year. Partially offsetting the decrease in sports programming rights amortization for the nine months ended March 31, 2018 was the broadcast of a higher number of college football games. The decreases in operating expenses noted above were partially offset by an increase in selling, general and administrative expenses. The absence of Super Bowl LI in the current year decreased Segment OIBDA by approximately $100 million for the three and nine months ended March 31, 2018.

Filmed Entertainment (29% and 30% of the Company’s consolidated revenues in the first nine months of fiscal 2018 and 2017, respectively)

For the three and nine months ended March 31, 2018, revenues at the Filmed Entertainment segment remained relatively consistent, as compared to the corresponding periods of fiscal 2017, primarily due to higher worldwide theatrical and home entertainment revenues from motion picture productions offset by lower television licensing revenues from motion picture and television productions. The revenues at the Filmed Entertainment segment include benefits of approximately $50 million and $80 million due to the strengthening of local currencies against the U.S. dollar for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

For the three and nine months ended March 31, 2018, Filmed Entertainment Segment OIBDA decreased $87 million, or 23%, and $400 million, or 37% respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher expenses of $74 million, or 4%, and $420 million, or 8%, respectively. Operating expenses increased approximately $50 million and $375 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017, primarily due to higher theatrical marketing costs, as a result of the mix of theatrical releases in the current year periods as compared to the corresponding prior year periods, higher production amortization from motion picture productions, and higher costs at FoxNext Games related to the release of the mobile game, Marvel Strike Force. Partially offsetting the increase in operating expenses for the three months ended March 31, 2018 were lower production amortization and participation costs from television productions.

The following feature film titles contributed significant revenues for the three months ended March 31, 2018 and 2017:

For the three months ended March 31,
	2018	2017

Worldwide theatrical performances	The Greatest Showman	Logan
	Maze Runner: The Death Cure	Hidden Figures
Worldwide theatrical and home entertainment performances	Ferdinand
The Shape of Water
Three Billboards Outside Ebbing, Missouri
Worldwide home entertainment performances	Kingsman: The Golden Circle	Trolls
Murder on the Orient Express

The following feature film titles contributed significant revenues for the nine months ended March 31, 2018 and 2017:

For the nine months ended March 31,
	2018	2017

Worldwide theatrical performances	The Greatest Showman	Logan
	Murder on the Orient Express	Hidden Figures
Ferdinand
Maze Runner: The Death Cure
Worldwide theatrical and home entertainment performances	War for the Planet of the Apes	Trolls
	Kingsman: The Golden Circle	Ice Age: Collision Course
Miss Peregrine's Home for Peculiar Children
Independence Day: Resurgence
Worldwide home entertainment performances	The Boss Baby	X-Men: Apocalypse

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash provided by operating activities from continuing operations	$2,202	$2,427

The decrease in net cash provided by operating activities during the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, is primarily due to lower operating results partially offset by higher collections over billings at the Filmed Entertainment and Television segments.

Net cash used in investing activities for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash used in investing activities from continuing operations	$(420)	$(368)

The increase in net cash used in investing activities during the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, was primarily due to additional investments in Hulu and higher capital expenditures partially offset by cash received from the Federal Communications Commission’s reverse auction for broadcast spectrum (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other”).

Net cash used in financing activities for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash used in financing activities from continuing operations	$(577)	$(880)

The decrease in net cash used in financing activities during the nine months ended March 31, 2018, as compared to the corresponding period of fiscal 2017, was primarily due to the Company not repurchasing any of its common stock during the nine months ended March 31, 2018 partially offset by a decrease in net borrowings.

Stock Repurchase Program

The Company has a stock repurchase program, but did not repurchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2018 and is required pursuant to the Merger Agreement to obtain Disney’s consent prior to repurchasing any additional shares (See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”).

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the nine months ended March 31, 2018 and 2017:

	For the nine months ended March 31,
	2018	2017
	(in millions)
Borrowings
Notes due 2026 and 2046	$-	$842
Bank loans(a)	1,550	37

Total borrowings	$1,550	$879

Repayment of borrowings
Notes due October 2016	$-	$(400)
Bank loans(a)	(1,479)	(146)
	-
Total repayment of borrowings	$(1,479)	$(546)

(a)

The fiscal 2018 activity includes the effect of the amendment to the Yankees Entertainment and Sports Network (the “YES Network”) credit agreement and the current borrowings at STAR (See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”). The fiscal 2017 borrowings and repayments were related to the YES Network secured revolving credit facility.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of March 31, 2018:

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are generally available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling and Canadian Dollars to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract does not qualify for hedge accounting and therefore has been treated as an economic hedge (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$12,892	$12,529
Foreign currency sales	9	51

Aggregate notional amount	$12,901	$12,580

Notional Amount (Hedge type)
Cash flow hedges	$107	$209
Economic hedges	12,794	12,371

Aggregate notional amount	$12,901	$12,580

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset	$145	$38

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(153)	$(53)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.7 billion of outstanding fixed-rate debt and, at the YES Network and STAR India, approximately $1.2 billion and $207 million, respectively, of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2018, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Fair Value
Borrowings: liability(a)	$(23,861)	$(23,853)
Interest rate swaps: asset(b)	8	1

Total fair value of financial instruments with exposure to interest rate risk: liability	$(23,853)	$(23,852)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(876)	$(859)

(a)	The change in the fair values of the Company’s borrowings is primarily due to higher average debt outstanding partially offset by the effect of changes in interest rates.
(b)	The notional amount of interest rate swap contracts outstanding was $621 million and $663 million as of March 31, 2018 and June 30, 2017, respectively.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s investment in an equity method affiliate. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of March 31, 2018	As of June 30, 2017
	(in millions)
Fair Value
Total fair value of common stock investments	$12,425	$8,713

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,243)	$(871)

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their insurers to make a payment in the amount of $90 million to the Company, less approximately $22 million of attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. Such amount was paid pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the Settlement Agreement provides that the Company shall put in place governance and compliance enhancements, including the creation of the Fox News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief Agreement agreed to by the parties in connection with the Settlement Agreement. These governance and compliance enhancements, which the Company has implemented, shall remain in effect for five years. No stockholder objected to either the settlement or the proposed fee award at the settlement hearing on February 9, 2018. The Court approved the settlement and entered a final order and judgment on February 9, 2018.

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

Risks related to transactions

Disney Transaction

The Disney Transaction may cause disruption in the Company’s business.

On December 13, 2017, the Company entered into the Merger Agreement with Disney, pursuant to which the Company will, after completing the Separation and Distribution of New Fox, become a wholly-owned subsidiary of Disney (see Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox” for further details). The Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the proposed merger and restricts the Company, without Disney’s consent, from taking certain specified actions until the Disney Transaction is consummated or the Merger Agreement is terminated, including making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, and repurchasing or issuing securities outside of existing equity award programs. These restrictions may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending Disney Transaction, current and prospective employees of the Company may experience uncertainty about their future roles with the Company (and Disney) or New Fox following the consummation of the Disney Transaction, which may materially adversely affect the ability of the Company to attract, retain and motivate key personnel while the Disney Transaction is pending. Despite the Company’s retention planning and programs that the Company has and will implement, key employees may depart because of issues relating to the uncertainty and difficulty of integration with Disney and the New Fox Separation and establishment of New Fox, or a desire not to remain with the Company (and Disney) or New Fox following the consummation of the Disney Transaction. Accordingly, no assurance can be given that the Company will be able to attract and retain key employees to the same extent that the Company has been able to in the past.

The proposed Disney Transaction further could cause disruptions to the Company’s business or business relationships (including the business to be conducted by, and business relationships of, New Fox after the consummation of the transactions), which could have an adverse impact on the Company’s businesses, financial condition, results of operations or prospects. In addition, the risk, and adverse effect, of such disruptions could be exacerbated by a delay in the consummation of the Disney Transaction or a termination of the Merger Agreement. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Disney Transaction and the preparation for both the integration with Disney and the establishment of New Fox may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.

The Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Disney Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Disney Transaction, including costs relating to the New Fox Separation, and many of these costs are payable regardless of whether or not the Disney Transaction is consummated. The Company also could be subject to litigation related to the proposed Disney Transaction, which could result in significant costs and expenses. Even if the proposed Disney Transaction is not consummated, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results and stock price.

Failure to consummate the Disney Transaction in a timely manner or at all could negatively impact the market price of the Company’s common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows.

The Company currently anticipates the Disney Transaction will be consummated within 12-18 months after December 13, 2017, but it cannot be certain when or if the conditions for the Disney Transaction will be satisfied or (if permissible under applicable law) waived. The Disney Transaction cannot be consummated until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) the adoption of the Merger Agreement by the requisite vote of the Company’s stockholders and the approval of the stock issuance by the requisite vote of Disney stockholders, (ii) receipt of certain required governmental approvals and consents, (iii) receipt by the Company of a surplus and solvency opinion with respect to the New Fox Separation and the cash dividend in connection with the Disney Transaction, (iv) effectiveness of registration statements with respect to the New Fox Distribution and the issuance of Disney shares in connection with the Disney Transaction, (v) authorization of Disney and New Fox shares for listing on NYSE or NASDAQ, as applicable, (vi) the consummation of the New Fox Separation and Distribution, (vii) receipt of a tax ruling from the Australian Taxation Office, (viii) receipt of certain tax opinions by each of the Company and Disney with respect to the treatment of the transactions under U.S. and Australian tax laws, including a legal opinion on the tax-free treatment of the Disney Transaction to the Company’s shareholders for U.S. federal income tax purposes and (ix) the accuracy of the representations and warranties made by the Company or Disney, as applicable, in the Merger Agreement. The obligation of Disney to consummate the Disney Transaction is also subject to, among other conditions, the absence of regulatory authorities requiring Disney to take certain actions.

The satisfaction of the required conditions could delay the consummation of the Disney Transaction for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Disney Transaction will be satisfied or waived or that the Disney Transaction will be consummated.

In the event that the Disney Transaction is not consummated for any reason, (i) the holders of the Company’s common stock will not receive any consideration for their shares of the Company’s common stock in connection with the proposed Disney Transaction and (ii) the New Fox Separation and Distribution of New Fox will not occur and the holders of the Company’s common stock will not receive shares in New Fox. Instead, the Company will remain an independent public company and holders of the Company’s common stock will continue to own their shares of the Company’s common stock.

Additionally, if the proposed Disney Transaction is not consummated in a timely manner or at all, the Company’s ongoing business may be adversely affected as follows:

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

If the Disney Transaction is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect the Company’s stock price, business, financial conditions, results of operations or cash flows. In addition, 21CF may be required, under certain circumstances, to pay Disney a termination fee equal to approximately $1.5 billion.

In order to consummate the Disney Transaction, Disney and the Company must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, consummation of the Disney Transaction may be jeopardized or the anticipated benefits of the Disney Transaction could be reduced.

Although Disney and the Company have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of applicable waiting periods, as the case may be, there can be no assurance that the applicable waiting periods will expire or be terminated or that the applicable approvals will be obtained. As a condition to approving the Disney Transaction, governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the combined company's business after consummation of the Disney Transaction, including those which Disney may not be required to accept pursuant to the terms of the Merger Agreement. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Disney Transaction, imposing additional material costs on or materially limiting the revenues of the combined company following the Disney Transaction, or otherwise adversely affecting, including to a material extent, the combined company's businesses and results of operations after consummation of the Disney Transaction. If the Company or Disney is required to divest assets or businesses, there can be no assurance that the Company or Disney will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. The Company can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Disney Transaction.

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

If the Merger Agreement is terminated and the Company decides to seek another business combination, it may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. In certain circumstances, 21CF would be required to pay Disney a termination fee of approximately $1.5 billion if such a business combination is agreed to or consummated within 12 months after such termination.

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

The Company cannot predict with certainty whether and when any of the outstanding conditions will be satisfied and/or whether Sky shareholders will ultimately decide to support the Sky Acquisition or the Comcast Offer. If the Sky Acquisition does not receive, or timely receive, the required regulatory approvals and clearances and requisite approval of Sky shareholders unaffiliated with the Company, any delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences that may materially and adversely affect the Company’s business, financial condition and results of operations and the price per share for the Company’s common stock could be negatively impacted. If regulatory authorities seek to impose any material conditions in connection with granting any approvals required to complete the Sky Acquisition, our business and results of operations may be adversely affected.

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

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which has been material to the Company to date. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service, or sabotage systems change frequently. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Significant security breaches, such as misappropriation, misuse, alteration, theft, loss, leakage, falsification, accidental or premature release, or otherwise improper disclosure of information maintained in the Company’s information systems and networks or those of our vendors, including financial, personal, confidential and proprietary information relating to personnel, customers, vendors and our business, including our intellectual property, or a degradation or interruption in the technologies and networks that facilitate content distribution could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue. In addition, the Company may be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, may be required to expend significant resources to remedy any such security breach, and while the Company maintains insurance to assist in the cost of recovery in the event of a security breach, the Company may not have adequate insurance coverage to compensate it for any losses that may occur.

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

In addition, on December 22, 2017, the U.S. government enacted the Tax Act. The changes included in the Tax Act are broad and complex. As of March 31, 2018, we have not completed our analysis of the accounting for all the tax effects of the Tax Act. For the nine months ended March 31, 2018, the Company recorded a provisional income tax benefit of $1.3 billion to adjust its net deferred tax liability position in accordance with the Tax Act. The final amount of the adjustment to the net deferred tax liability could be revised based on changes in interpretations of the Tax Act and any updates or changes to estimates based on additional information we obtain or analyze. The Company has not recorded a liability for the transition tax to a territorial tax system. The Company is continuing to gather and analyze information to determine the deemed unremitted earnings subject to the transition tax, some of which was not previously needed or not yet accumulated, and the related U.S. tax impacts. The Company currently anticipates recording a provisional amount for the transition tax by the end of the current fiscal year. In March 2018, the FASB issued ASU 2018-05 which codified previously-issued SEC guidance allowing for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. There may be adjustments to the provisional amounts recorded during this measurement period and such adjustments could possibly be material.

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

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing, including financing for the Sky Acquisition. While the Company has entered into the Bridge Credit Agreement, we intend to obtain permanent financing in the capital markets to fund a portion of the purchase price for the Sky Acquisition in lieu of utilizing funds available under the Bridge Credit Agreement, but we cannot guarantee that the Company will obtain such permanent financing on terms that are acceptable to the Company or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs than the contemplated permanent financing in the capital markets, which may have a significant adverse impact on our business. See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

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

Merger Agreement Amendment

On May 7, 2018, the Company, Disney, Merger Sub and Merger LLC entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement by and among the Company, Disney, Merger Sub and Merger LLC. The Amendment provides, among other things, that the Hook Stock will be exchanged at the effective time of the Initial Merger for a number of shares of Disney series B convertible preferred stock, par value $0.01 per share, equal to 1/10,000 multiplied by the exchange ratio at which shares of the Company's common stock that are not Hook Stock are exchanged in the Initial Merger into shares of Disney common stock, par value $0.01 per share (the “Hook Stock Consideration”). Each share of series B preferred stock is convertible into 10,000 shares of Disney common stock upon transfer to any person who is not Disney or a subsidiary of Disney. Notwithstanding the foregoing, at any time prior to the closing of the Initial Merger, as determined by Disney’s Board of Directors in its sole discretion, Disney may elect for each share of Hook Stock to be exchanged for a number of shares of Disney common stock equal to the exchange ratio in lieu of the Hook Stock Consideration. The Board of Directors of each of the Company and Disney have approved the Amendment.

The full text of the Amendment is attached hereto as Exhibit 2.1 and incorporated herein by reference. Other than as expressly modified pursuant to the Amendment, the Merger Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 15, 2017, remains in full force and effect as originally executed on December 13, 2017.

Distribution Merger Agreement

On May 7, 2018, the Company and 21CF Distribution Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Distribution Sub”), entered into a Distribution Agreement and Plan of Merger (the “Distribution Merger Agreement”). Prior to the completion of the Initial Merger, in accordance with the terms of the Distribution Merger Agreement, Distribution Sub will be merged with and into the Company in the distribution merger. The Company will survive the distribution merger. At the effective time of the distribution merger, a portion of each share of the Company's Class A common stock (other than the Hook Stock) equal to one multiplied by the quantity of one minus the inverse of the Stock Split Multiple will be exchanged for a fraction of one share of Class A common stock of New Fox, equal to ⅓ multiplied by one divided by the Stock Split Multiple (as defined in the Merger Agreement), and the remaining portion of such share of the Company's Class A common stock not so exchanged will be unaffected by the distribution and will remain issued and outstanding, and a portion of each share of the Company's Class B common stock (other than the Hook Stock) equal to one multiplied by the quantity of one minus the inverse of the Stock Split Multiple will be exchanged for a fraction of one share of New Fox Class B common stock equal to ⅓ multiplied by one divided by the Stock Split Multiple, and the remaining portion of such share of the Company's Class B common stock not so exchanged will be unaffected by the distribution and will remain issued and outstanding. The Company’s stockholders will receive cash in lieu of any fractional shares they otherwise would have been entitled to receive in connection with the distribution. The full text of the Distribution Merger Agreement is attached hereto as Exhibit 2.2 and incorporated herein by reference.

Notification to NASDAQ

On May 7, 2018, in connection with NASDAQ Listing Rule 5605(c)(2)(A), the Company notified NASDAQ of the one member vacancy on the Company’s Audit Committee following the resignation from the Company’s Board of Directors of Jeffrey W. Ubben, who also served on the Audit Committee. The Audit Committee currently consists of two members, Sir Roderick I. Eddington and Jacques Nasser. Until a new member of the Audit Committee is appointed, the Company is relying upon the cure period under NASDAQ Listing Rule 5605(c)(4)(B), and the Company will have until the earlier of its next Annual Meeting of Stockholders or April 26, 2019 (the one year anniversary of the director’s resignation) to add a third member to the Audit Committee. On May 7, 2018, the Company received a notice from NASDAQ acknowledging the Company’s current non-compliance NASDAQ Listing Rule 5605(c)(2)(A) and confirming that the Company may rely on the cure period set forth in the listing rule.

ITEM 6.	EXHIBITS
(a)	Exhibits.

2.1

Amendment No. 1, dated as of May 7, 2018, to the Agreement and Plan of Merger, dated as of December 13, 2017, by and among Twenty-First Century Fox, Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC.*

2.2	Distribution Agreement and Plan of Merger, dated as of May 7, 2018, by and between Twenty-First Century Fox, Inc. and 21CF Distribution Merger Sub, Inc.*

10.1	Retention Restricted Share Unit Terms and Conditions.*

10.2	Form of Summary Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units.*

10.3	Amendment to the Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: May 9, 2018