Form 10-K
period 2018-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2018-08-13
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

As of December 29, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $35,990,236,822, based upon the closing price of $34.53 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $14,817,685,121, based upon the closing price of $34.12 per share as quoted on the NASDAQ Stock Market on that date.

As of August 8, 2018, 1,054,053,200 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc., a Delaware corporation, is a diversified global media and entertainment company which currently manages and reports its businesses in the following four segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; and (iv) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

On June 20, 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”) and TWDC Holdco 613 Corp., a newly formed holding company and wholly-owned subsidiary of Disney (“New Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017, pursuant to which, among other things, the Company will become a wholly-owned subsidiary of New Disney pursuant to a merger of the Company with a subsidiary of New Disney (the “21CF Merger”). The Company stockholders may elect to receive $38 per share in either cash or shares of New Disney common stock (subject to adjustment for certain tax liabilities). The overall mix of consideration paid to the Company stockholders will be approximately 50% cash and 50% stock. The stock consideration is subject to a collar, which will ensure that the Company stockholders will receive consideration equal to $38 in value if the average Disney stock price at closing is between $93.53 and $114.32. Prior to the consummation of the 21CF Merger, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, FOX Broadcasting Company, Fox Television Stations Group, FS1, FS2, Fox Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the “Hook Stock”)) on a pro rata basis (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will pay the Company a dividend in the amount of $8.5 billion. New Fox will incur indebtedness sufficient to fund the dividend, which indebtedness will be reduced after the 21CF Merger by the amount of a cash payment paid by Disney to New Fox. As the New Fox Separation and New Fox Distribution will be taxable to the Company at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Amended and Restated Merger Agreement (the “Transaction Tax”). The Company will retain all assets and liabilities not transferred to New Fox, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, Regional Sports Networks, Fox Networks Group International and STAR India, as well as the Company’s interests in Hulu LLC (“Hulu”), Sky plc (“Sky”), Tata Sky Limited and Endemol Shine Group. The foregoing proposed transactions are collectively referred to in this report as the “Transaction”. (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox” for further details).

On June 27, 2018, the Antitrust Division of the U.S. Department of Justice announced that it cleared the Transaction. The Company, Disney and the U.S. Department of Justice have entered into a consent decree that allows the Transaction to proceed, while requiring New Disney and the Company to sell the Regional Sports Networks within 90 days following the closing of the Transaction, which consent decree is subject to court approval. At separate special meetings of stockholders on July 27, 2018, the Company’s stockholders adopted the Amended and Restated Merger Agreement, Disney’s stockholders approved the stock issuance, and each company’s stockholders adopted or approved the other proposals voted on at the special meetings.

The consummation of the Transaction remains subject to various conditions, including among others, (i) the consummation of the New Fox Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the Transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The Transaction is expected to be completed in the first half of calendar year 2019.

In December 2016, the Company announced it reached agreement with Sky, in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own (the “Sky Acquisition”), at a price of £10.75 per Sky share subject to certain payments of dividends. On July 11, 2018, the Company announced an increased offer price for the Sky Acquisition, of £14.00 per Sky share (approximately $19.9 billion in the aggregate), payable in cash, subject to reduction if certain dividends or other distributions are paid by Sky (the “Increased Offer”). On August 7, 2018, the Company posted an offer document to Sky shareholders in connection with the Increased Offer and announced that it intends to implement the Sky Acquisition by way of a takeover offer within the meaning of Part 28 of the Companies Act 2006 (the “UK Companies Act”) rather than by means of a scheme of arrangement in accordance with Part 26 of the UK Companies Act, which had been the proposed structure of the Sky Acquisition prior to that date. The Company has noted that the deadline for publication of any revised offer document in respect of its Increased Offer is September 22, 2018.

In connection with the Increased Offer, on July 11, 2018, the Company entered into a letter agreement with Disney, pursuant to which Disney consented to the increased indebtedness that would be incurred by the Company as a result of the Increased Offer. Also, in the event that Disney does not complete the Mergers due to the failure to obtain regulatory approvals or in certain other limited circumstances, Disney has agreed to reimburse the Company for an amount equal to the difference between the cash consideration of £14.00 and £13.00 for each share of Sky purchased by the Company pursuant to the revised terms of the Increased Offer, plus any interest and fees on such amount.

The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds. In addition, on July 12, 2018, the Sky Acquisition received approval by the UK Secretary of State for Digital, Culture, Media and Sport (the “Secretary of State”), subject to accepted undertakings regarding the divestment of and financial support for Sky News as described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”. However, the Sky Acquisition is conditional on, among other things, the Company securing valid acceptances of the Increased Offer in respect of Sky shares which represent 75% or more of the Sky shares that the Company does not own. The Company reserves the right to reduce this acceptance condition to a simple majority of all Sky shares (including those held by the Company).

If the Company does not acquire 100% of Sky pursuant to the Sky Acquisition or another party has not acquired more than 50% of the ordinary shares of Sky, in each case prior to the completion of the Transaction, Disney will be required to make a mandatory offer for all the outstanding ordinary shares of Sky not already owned by the Company within 28 days of the Transaction closing. On July 13, 2018, the Panel on Takeovers and Mergers of the United Kingdom (the "U.K. Takeover Panel"), ruled that any such offer would be required to be made in cash and at a price of £14.00 for each ordinary share in Sky (the "July 13 Ruling"), which ruling was upheld on August 3, 2018 by the U.K. Takeover Panel’s Hearings Committee on appeal. Certain interested parties have appealed the ruling of the Hearings Committee to the Takeover Appeal Board.

On April 25, 2018, Comcast Corporation (“Comcast”) announced a pre-conditional cash offer for the fully diluted share capital of Sky at a price of £12.50 per Sky share which was subject to regulatory preconditions (which have now been satisfied) as well as additional closing conditions. On July 11, 2018, Comcast announced a revised cash offer for the fully diluted share capital of Sky at a price of £14.75 per Sky share that was recommended by the independent committee of Sky’s board of directors.

Any increase in the debt financing for the Sky Acquisition or sale by the Company of its interest in Sky would require Disney’s consent. Completion of the Sky Acquisition is not a condition to either party’s obligation to consummate the Transaction. Completion of the Sky Acquisition will not affect the amount or form of consideration that stockholders of the Company receive in the Transaction.

For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

In fiscal 2016, the Company formed National Geographic Partners, LLC with the National Geographic Society to hold the National Geographic Channels (as defined below) and the publishing, travel and certain other businesses that had been owned by the National Geographic Society. For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”.

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

On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “News Corp Separation”) by distributing to its stockholders shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of cable, broadcast, film, pay-TV and satellite assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the News Corp Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the News Corp Separation, the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

In connection with the News Corp Separation, the Company and News Corp entered into a separation and distribution agreement (the “News Corp Separation and Distribution Agreement”) and certain other related agreements, pursuant to which the Company has agreed to indemnify News Corp and News Corp has agreed to indemnify the Company for certain liabilities.

The Company’s fiscal year ends on June 30 of each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2018, the Company had approximately 22,400 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the outcome of contingencies such as litigation and investigations, and the expected timing, completion and effects of the Transaction and the Sky Acquisition. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of Twenty-First Century Fox and related notes set forth elsewhere in this Annual Report.

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

FOX News and FOX Business Network. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in approximately 87 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in approximately 84 million U.S. households.

FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on local FOX television stations throughout the United States. FOX News, through its FOX News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts throughout the United States and abroad. FOX News owns and operates several digital platforms including the FOX News and FOX Business mobile applications, FOX News and FOX Business GO, and FOXNews.com and FOXBusiness.com. FOX News owns and produces the national FOX News Radio Network, which licenses news updates and long form programs to local radio stations and to satellite radio providers.

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN,

Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs currently have approximately 60 million subscribers and have rights to telecast live games of 44 of 82 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); collegiate conferences; and numerous college and high school sports teams.

FS1. FS1 is a multi-sport national video programming network. During calendar year 2018, FS1 will feature over 830 live events, including college football and basketball, UEFA Champions League, the Bundesliga and the Fédération Internationale de Football Association (“FIFA”) World Cup events, Major League Soccer (“MLS”), National Association of Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), United States Golf Association (“USGA”), The Westminster Kennel Club Dog Show (“WKC”), Jr. NBA World Championships and Ultimate Fighting Championship (“UFC”), as well as regular season and post-season MLB games. In addition to live events, FS1 features opinion shows such as Skip and Shannon: Undisputed, The Herd with Colin Cowherd, First Things First and Speak for Yourself with Cowherd and Whitlock, original programming from FOX Sports Films and daily studio programming.

FS2. FS2 is a multi-sport national video programming network featuring live events from UFC and NASCAR, along with college basketball, college football, rugby, Australian Rules Football, world-class soccer and motorsports programming. During calendar year 2018, FS2 expects to feature over 400 live events.

Fox Sports Racing. Fox Sports Racing is a 24-hour video programming service consisting of motorsports programming, including NASCAR races, events and original programming (with exclusive coverage of the NASCAR Camping World Truck Series), NHRA, The Automobile Racing Club of America (“ARCA”) Racing Series, WeatherTech SportsCar Championship, Monster Energy Supercross and Monster Jam. Fox Sports Racing is distributed to subscribers in Canada and the Caribbean.

Fox College Sports. Fox College Sports consists of three regionally-aligned video programming networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from a variety of collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming, which primarily comes from the FSN RSNs across the country.

Fox Soccer Plus. Fox Soccer Plus is a premium video programming network showcasing over 350 exclusive live soccer and rugby competitions including events from Bundesliga, FIFA, Super Rugby League, Australian Football League and the National Rugby League.

Fox Deportes. Fox Deportes is a Spanish-language sports programming service distributed in the United States. Fox Deportes has more than 3,300 annual hours of live and exclusive programming, including exclusive Spanish language coverage of premier soccer matches (such as Liga MX and Copa MX Tijuana Xolos and Rayados de Monterrey home matches, MLS, Bundesliga, Copa Libertadores and Copa Sudamericana), UFC events, Monster Energy NASCAR Cup, National Football League (the “NFL”) post-season games, including the National Football Conference (“NFC”) Championship game in 2018, and MLB, including regular season, All-Star, National League Championship Series (in 2018) and World Series games. In addition to live events, Fox Deportes also features multi-sport news and highlight shows and daily studio programming, including Central FOX, La Ultima Palabra and FOX Deportes en Vivo. Fox Deportes reaches more than 21 million cable and satellite households in the United States, of which over 6 million are Hispanic.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network (“BTN”), a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. BTN televises approximately 520 live collegiate events annually, including football games, regular-season and postseason men’s basketball games, women’s basketball games and Olympic events (featuring volleyball, soccer, wrestling, gymnastics, ice hockey, softball, baseball, lacrosse and more). In addition to live events, BTN televises a variety of studio shows such as BTN Live, B1G Football & Beyond, B1G Basketball & Beyond, and The B1G Show; Big Ten football and basketball game cut downs; and original programming from BTN Originals such as The Journey, Campus Eats, Big Ten Elite and original documentaries.

FX. FX is a fully distributed general entertainment video programming network that telecasts original series, as well as acquired television series and motion pictures. FX’s original programming lineup for the 2018-2019 season includes the critically acclaimed American Horror Story, Better Things, Legion and Snowfall, as well as the first seasons of Mayans MC and What We Do in the Shadows. FX showcases the broadcast/basic cable premieres of theatrical motion pictures, which in the 2018-2019 season will include Get Out, Logan, The Fate of the Furious, The Secret Life of Pets, X-Men Apocalypse, Jason Bourne, Trolls, Bad Moms, Hidden Figures and Spider-Man: Homecoming.

FXX. FXX is a general entertainment video programming network aimed primarily at young adults. FXX currently reaches over 86 million U.S. households according to Nielsen Media Research. FXX’s line-up includes current and past season episodes of the comedy series Archer and It’s Always Sunny in Philadelphia and current season episodes of You’re the Worst. FXX also has the exclusive cable rights to air all 29 seasons (including 639 episodes) of The Simpsons.

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

National Geographic Partners. The Company holds a 73% controlling interest in National Geographic Partners, LLC (“NGP”) which includes NGC Network US, LLC, which produces and distributes the National Geographic Channel, Nat Geo Wild and Nat Geo Mundo video programming services (collectively, the “National Geographic Channels”). NGP also operates Nat Geo branded publishing and travel businesses in the United States and various international markets. NGSP, Inc., a subsidiary of National Geographic Society, holds the remaining interest in NGP.

The National Geographic Channels air non-fiction, scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. National Geographic Channel currently reaches close to 90 million households in the United States, Nat Geo Wild reaches close to 60 million households in the United States and Nat Geo Mundo reaches more than 3.3 million Hispanic households in the United States according to Nielsen Media Research.

NGP also produces and distributes the National Geographic Channel, the Nat Geo Adventure channel, the Nat Geo Wild channel and the Nat Geo Music channel in various international markets. The National Geographic Channel is currently shown in approximately 45 languages and in approximately 170 countries. In fiscal year 2018, the Company launched a new channel, National Geographic Kids, in Latin America.

Baby TV. The Company owns a 50.1% equity interest in Baby TV, a 24-hour channel dedicated to infants and toddlers under three years old. The Baby TV channel is currently shown in more than 100 countries, including the United States.

Digital Distribution. The Company also distributes programming through its Fox-branded and network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s websites and applications provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. Such websites and applications currently include: the website FoxSportsgo.com and the application Fox Sports Go, which offer live and on-demand streaming of both broadcast and cable network sports programming; the website BTN2Go.com and the application BTN2Go, which offer live and on-demand streaming of BTN programming; and the websites fxnetworks.com and natgeotv.com and the applications FXNOW and NATGEOTV, which offer live streaming of FX networks feeds and National Geographic feeds, respectively, and on-demand streaming of current season episodes of shows telecast on the FX and National Geographic networks, respectively. In addition, the website FXnetworks.com and the application FXNOW, offer on-demand access to movies, prior season episodes of FX original series, and all prior season episodes of The Simpsons in an immersive interactive area of the website and application called “Simpsons World”.

Fox Networks Group (“FNG”) International. FNG operates, develops and distributes internationally (outside of the U.S. market) factual, sports, lifestyle, movie and general entertainment channels in various countries in Europe, Latin America, Africa, the Middle East and Asia, including Fox Channel, Fox Life, FX, Fox Crime, FOX Traveller, the Voyage Channel, 24 Kitchen, Fox Sports, National Geographic Channel, Nat Geo Wild and Nat Geo Kids as well as Chinese language television programming targeted at Chinese-speaking audiences in Asia, including STAR Chinese Movies and STAR Chinese Channel. FNG also operates, develops and distributes internationally Fox-branded nonlinear services, websites and applications known as Fox+, Fox Premium, or Fox Play, depending on the region or service.

FNG Latin America. FNG Latin America distributes basic television channels as well as premium pay television channels which are under the Fox Premium brand in Latin America. The Fox Premium channels primarily feature Twentieth Century Fox theatrical motion pictures and series (except in Brazil, where the Fox Premium channels only feature series) and those of other studios, dubbed in Spanish or Portuguese and/or in English with Spanish or Portuguese subtitles. The Fox Premium streaming service was launched in Mexico and Brazil as a standalone service available to subscribers without the need to subscribe to a pay television service and such service will subsequently be launched in other countries throughout Latin America. In addition to the existing Fox Premium standalone streaming service, the Fox+ standalone streaming service was launched in February 2018 in Brazil and Mexico. The Fox+ service consists of the Fox Premium streaming service and the Fox Basic streaming service. The Fox Basic standalone streaming service will be launched during the second half of calendar year 2018 in Mexico and Brazil. In addition to traditional means of distribution, content distribution occurs via internet protocol television (“IPTV”) and as an additive, authenticated, Internet-delivered service by traditional distributors of the linear networks.

FNG owns and operates the Fox Sports networks in Latin America. FNG distributes Spanish-language sports programming services in Latin America (other than Brazil), which feature local and international soccer events (including Copa Libertadores de América and UEFA Champions League), motorsports programming (including NASCAR, Formula 1, and World Rally Championship), combat sports (including UFC, Premier Boxing Champions, and World Wrestling Entertainment (“WWE”)), and also feature U.S. sports leagues (such as NFL and MLB). In August 2017, FNG launched the premium sports pay television service Fox Sports Premium in Argentina, which airs the matches of the professional football league in Argentina. In Brazil, FNG distributes Fox Sports Brazil, which features Portuguese-language sports programming services specifically geared to the Brazilian audience. Such programming services in Brazil also feature local and international soccer events (including Copa Libertadores de América and La Liga), motorsports programing (including NASCAR and World Rally Championship), combat sports (including WWE and Premier Boxing Champions), and the U.S. sports league MLB.

FNG Europe and Africa. FNG Europe and Africa distributes more than 150 basic television channels and premium sports channels, including Fox, Fox Crime, Fox Life and Fox Sports, in Europe and Africa. It also operates and distributes a free-to-air channel in Turkey. In addition to traditional means of distribution, content distribution occurs via IPTV, through mobile operators, and on an authenticated basis through Internet service providers (“ISPs”) and other subscription video-on-demand (“SVOD”) services, including Fox+, Fox Play and NG+ in several countries.

FNG owns a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”), a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is primarily owned by the Dutch Premier League and the global TV production company Endemol Shine Group in which the Company owns a 50% interest.

FNG Asia and Middle East. The Company broadcasts television programming over a “footprint” covering more than 55 countries in Asia and the Middle East, and also launched an Internet streaming service offering both live streaming and on-demand content under the Fox+ brand in certain Asian countries. The Company owns Fox Sports Asia, a leading sports broadcaster in Asia which operates approximately 13 channels in different languages. In addition to traditional means of distribution, content distribution occurs via IPTV, on an authenticated basis via Internet or wireless mobile connection to traditional pay TV subscribers (i.e., “TV Everywhere”), and via standalone over-the-top delivery via internet or wireless mobile connection (“OTT”). During fiscal 2018, the Company launched the Nat Geo 1 application (featuring SVOD and short form video content, as well as photos and articles from the magazine) in Australia.

STAR India. STAR India develops, produces and broadcasts 72 channels in eight languages, which are distributed primarily via satellite to local cable and direct-to-home (“DTH”) operators. Channels are distributed in STAR India’s principal market in India, as well as throughout Asia, the United Kingdom, Continental Europe, North America, the Middle East and parts of Africa. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus, Star Utsav and Star Bharat, the Hindi movie channels Star Gold, Star Utsav Movies, Star Gold Select and Movies OK; the English general entertainment channels Star World and Star World Premiere HD; the English movie channels Star Movies and Star Movies Select HD; the Bengali general entertainment channel STAR Jalsha; the Bengali movie channel Jalsha Movies; the Marathi general entertainment channel STAR Pravah; the South Indian languages general entertainment and movie channels Asianet, Asianet Movies, Asianet Plus, Star Suvarna, Suvarna Plus, MAA TV, MAA Movies, MAA Music, MAA Gold, Vijay and Vijay Super; and thirteen STAR Sports channels as well as high-definition versions of many of these channels. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns extensive film and television program libraries in the following languages: Hindi, Malayalam, Kannada, Telugu, Tamil, Bengali, Marathi and English.

In fiscal 2018, STAR India acquired global media rights for Indian Premier League matches through the season ending in 2022 and Board of Control for Cricket in India (“BCCI”) Domestic and International Cricket Series matches in India through the season ending in 2023. STAR India continues to hold global media rights to the International Cricket Council events through the season ending 2023 and Asian Cricket Council events through the season ending 2023. Star India also continues to hold media rights for certain territories (including India) for New Zealand Cricket matches through 2020, Premier League soccer through 2019, French Open tennis through 2021, Federation Internationale De Hockey through 2022, Wimbledon through 2019 and Bundesliga through 2020. Additionally, STAR India has digital clip rights through 2019 to International Cricket Council events and Premier League soccer.

STAR India owns a 35% minority stake in Football Sports Development Limited, a joint venture with Reliance Industrial Investments and Holdings Limited and IMG-Reliance, which operates the Indian Super League, a professional soccer league. STAR India also owns a 74% majority stake in Mashal Sports Private Limited which operates the Pro Kabaddi League.

STAR India’s on-demand streaming service, Hotstar, streams local and international television shows, movies, sports, news and original series in up to nine languages and incorporates gaming and social features. In fiscal 2018, Hotstar achieved a high of approximately 148 million active users and ended the fiscal year with approximately 111 million active users. Hotstar’s domestic premium subscription service in India offers live sports and Indian-language television series and movies, as well as English-language television series and movies, including Home Box Office, Inc. (“HBO”) original programming exclusive to Hotstar in India, the Fox Library (as defined below) and content from Disney and Showtime Networks (“Showtime”). In October 2017, Hotstar launched in the United States and Canada, offering live sports and Indian-language television series and movies.

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

FOX News and FOX Business Network. FOX News Channel’s primary competition comes from the cable networks CNN, HLN (CNN’s Headline News) and MSNBC. FOX Business Network’s primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News Channel and FOX Business Network also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2, BTN and the FSN RSNs’ respective audience. On a national level, the primary competitors to FS1, FS2, BTN and FSN are ESPN, ESPN2, NBC Sports Network, Golf Channel and league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network. In regional markets, the FSN RSNs and BTN compete with other RSNs (including those operated by team owners, collegiate conferences and cable television distributors), local broadcast television stations and other sports programming providers and distributors. FS1, FS2, BTN and FSN also face competition online from ESPN+, Yahoo Sports, Facebook, Twitter, ESPN.com, NBCSports.com and CBSSports.com, among others.

In addition, FS1, FS2, BTN, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations and other local and regional sports networks, including sports networks launched by team owners, collegiate conferences and cable television distributors. FS1, FS2, BTN and FSN compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and collegiate conferences. Cable television distributors sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of the cable television distributors, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by the FSN RSNs. Additionally, cable television distributors and online and social media properties such as Amazon, Yahoo Sports, Facebook and Twitter compete with the Company’s cable sports networks by acquiring and distributing sports content to their online users.

FX and FXX. FX and FXX face competition from a number of basic cable and pay television programming services, such as USA Network (“USA”), TNT, Spike TV, HBO and Showtime, as well as free-to-air broadcast networks, and Internet subscription and rental services such as Netflix and Amazon, and free-to-consumer video sharing websites such as YouTube, that provide programming that targets the same viewing audience as FX and FXX. FX and FXX also face competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic Partners. In the United States, National Geographic Channels face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History, Animal Planet, Travel Channel, Science, American Heroes Channel, FYI and

TruTV, as well as free-to-air broadcast networks, sports, news and general entertainment networks which have acquired or produced competing programming and Internet subscription and rental services. Internationally, the National Geographic Channels compete with various local and foreign television services providers and distribution networks, including local broadcasters and factual channels from Discovery Communications and A&E Television Networks, for audiences, advertising, content acquisition and distribution platforms.

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

Television

The Company is engaged in the operation of broadcast television stations and the acquisition, marketing and distribution of broadcast network programming in the United States.

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

Fox Television Stations

	DMA/Rank	Station		Digital Channel RF (Virtual)		Type	Percentage of U.S. Television Households Reached (a)
New York, NY	1	WNYW		44	(5)	UHF	6.3%
		WWOR	(b)(c)	25	(9)	UHF
Los Angeles, CA	2	KTTV		11	(11)	VHF	4.7%
		KCOP	(b)	13	(13)	VHF
Chicago, IL	3	WFLD		31	(32)	UHF	2.9%
		WPWR	(b)(d)(e)	31	(50)	UHF
Philadelphia, PA	4	WTXF		42	(29)	UHF	2.6%
Dallas, TX	5	KDFW		35	(4)	UHF	2.4%
		KDFI	(b)	36	(27)	UHF
Washington, DC	6	WTTG		36	(5)	UHF	2.2%
		WDCA	(b)(f)	36	(20)	UHF
Houston, TX	7	KRIV		26	(26)	UHF	2.2%
		KTXH	(b)	19	(20)	UHF
San Francisco, CA	8	KTVU		44	(2)	UHF	2.2%
		KICU	(g)	36	(36)	UHF
Atlanta, GA	9	WAGA		27	(5)	UHF	2.2%
Phoenix, AZ	11	KSAZ		10	(10)	VHF	1.7%
		KUTP	(b)	26	(45)	UHF
Tampa, FL	13	WTVT		12	(13)	VHF	1.7%
Detroit, MI	14	WJBK		7	(2)	VHF	1.6%
Minneapolis, MN(h)	15	KMSP		9	(9)	VHF	1.5%
		WFTC	(b)	29	(29)	UHF
Orlando, FL	18	WOFL		22	(35)	UHF	1.4%
		WRBW	(b)	41	(65)	UHF
Charlotte, NC	23	WJZY		47	(46)	UHF	1.0%
		WMYT	(b)(i)	47	(55)	UHF
Austin, TX	39	KTBC		7	(7)	VHF	0.7%
Gainesville, FL	159	WOGX		31	(51)	UHF	0.1%
TOTAL							37.4%

Source: Nielsen Media Research, January 2018

(a)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 51. The Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF broadcast channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation—Television” in this Annual Report.

(b)	MyNetworkTV licensee station.
(c)

WWOR hosts television station WRNN, New Rochelle, NY, licensed to WRNN License Company, LLC, an unrelated third party pursuant to a channel sharing agreement between Fox Television Stations and WRNN License Company, LLC. As of May 1, 2018, a portion of the spectrum formerly licensed to WWOR is now shared with and licensed to WRNN.

(d)	Beginning June 11, 2018, WPWR-TV channel shares with WFLD.
(e)	Station WPWR is an affiliate of The CW Television Network during prime time and other network time periods. MyNetworkTV programming is telecast during other time periods.
(f)	Beginning July 18, 2018, WDCA channel shares with WTTG.

(g)	Independent station.
(h)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

(i)	Beginning June 6, 2018, WMYT-TV channel shares with WJZY.

In March 2017, the FCC concluded a voluntary auction to reclaim 84 megahertz (“MHz”) of television broadcast station spectrum. Fox Television Stations had three stations’ bids to relinquish spectrum accepted by the FCC as part of the auction. As a result, the spectrum previously utilized by stations WDCA, Washington, DC; WMYT, Charlotte, NC; and WPWR, Chicago, IL has been relinquished to the FCC in June 2018 (WPWR-TV and WMYT-TV) and July 2018 (WDCA). In each of those markets, Fox Television Stations has begun channel sharing arrangements whereby both of its stations in the market operate using a single 6 MHz channel. This enables each of WDCA, WMYT and WPWR to continue its operations. For further information, see “–Business Overview–Government Regulation–Television”.

In May 2018, the Company entered into a definitive agreement (the “Purchase Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”) and Tribune Media Company (“Tribune”) to acquire seven television stations from Tribune for approximately $910 million subject to certain purchase price adjustments. On August 9, 2018, Tribune exercised its right to terminate its merger agreement with Sinclair and correspondingly, the Company’s Purchase Agreement was also terminated.

FOX Broadcasting Company (“FOX”)

FOX has 208 FOX Affiliates, including 17 stations owned and operated by the Company, which reach approximately 99.9% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming, 60 minutes of late-night programming on Saturday and 60 minutes of news programming on Sunday. During the 2017-2018 traditional broadcast season, FOX’s prime-time entertainment programming featured such series as 9-1-1, Bob’s Burgers, Empire, Family Guy, The Gifted, Gotham, Lethal Weapon, The Orville, The Resident, Star and The Simpsons; unscripted series such as The Four: Battle for Stardom, Hell’s Kitchen, Master Chef Junior and Showtime at the Apollo; event series such as The X-Files; and event specials such as A Christmas Story Live!. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage of the NFC of the NFL (including coverage of the NFC playoffs) and MLB (including post-season and the World Series), as well as live coverage of the Monster Energy NASCAR Cup Series (including the Daytona 500), USGA golf events (including the men’s U.S. Open), college football and basketball, UFC and international soccer (including FIFA World Cup events). The Company has acquired rights to the NFL’s Thursday Night Football package and will begin airing live coverage of these games in August 2018.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the 18 to 34-year old adult demographic coveted by advertisers. During the 2017-2018 traditional September to May broadcast season, FOX ranked third among adults ages 18 to 49 (tied with ABC Television Network (“ABC”) and based on Live+7 ratings), just one-tenth of a rating point behind CBS Television Network (“CBS”). FOX ranked second among adults ages 18 to 34 (based on Live+7 ratings). FOX ranked second in prime-time programming among teens ages 12 to 17 (tied with ABC and CBS and based on Live+7 ratings). FOX has ranked among the top two networks in adults ages 18 to 34 for the past 23 years (1995-1996 to 2017-2018) and in teens ages 12 to 17 for the past 27 years (1991-1992 to 2017-2018). FOX’s 9-1-1 ranked among the season’s top three new entertainment series among adults ages 18 to 49, adults ages 18 to 34 and teens ages 12 to 17, while ranking second in the same measures among new dramas. Empire ranked among the season’s top five broadcast dramas among adults ages 18 to 34 and teens ages 12 to 17 for the fourth consecutive season. FOX has seven of the season’s top 20 new series, more than any other network, including: 9-1-1, The Orville, The Gifted, The Resident, and The Four: Battle for Stardom. Inclusive of all telecasts, the median age of the FOX viewer is 51 years, as compared to 55 years for each of ABC and NBC Television Network (“NBC”), and 60 years for CBS. Excluding all sports and repeat programming, the median age of the FOX viewer is 50 years, as compared to 56 years for ABC, 57 years for NBC and 61 years for CBS.

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

FOX also distributes programming through its network-branded website, FOX.com, and its FOXNOW application which offer live streaming of FOX shows and programming from many FOX-affiliated broadcast stations, and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its licensee stations. As of June 30, 2018, MyNetworkTV had license and delivery agreements covering 183 stations, including 10 stations owned and operated by the Company, reaching approximately 97% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete for audiences, programming and advertising revenue with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite distribution services, cable and direct broadcast satellite television networks, as well as other media, including digital platforms, Internet-delivered free, advertising supported, subscription and rental services, and DVDs, Blu-rays and other physical media. In addition, FOX and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the broadcast television marketplace.

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, such as digital platforms, Internet apps and websites, newspapers, magazines, outdoor advertising and direct mail. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional items that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, Direct Broadcast Satellite Television (“DBS”)

services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Filmed Entertainment

The Company is engaged in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2018, TCFF placed 19 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures primarily for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2018 included War for the Planet of the Apes, Kingsman: The Golden Circle, Murder on the Orient Express, The Greatest Showman, Deadpool 2, The Shape of Water and Three Billboards Outside Ebbing, Missouri. TCFF has released or currently plans to release approximately 20 motion pictures in the United States in fiscal 2019, including The Hate U Give, Bohemian Rhapsody, Alita: Battle Angel, X-Men: Dark Phoenix, Can You Ever Forgive Me, The Favourite and The Aftermath. Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2019 releases, TCFF currently expects to distribute three co-financed films with New Regency.

The Company’s arrangement with DreamWorks Animation SKG, Inc. (“DWA”) for domestic and international distribution of DWA’s new release animated motion pictures and certain other library motion pictures and programming controlled by DWA expired in December 2017. The Company had home entertainment rights to DWA titles for part of fiscal 2018 and has certain television distribution rights through early fiscal 2019, and titles included in approved television distribution licenses may have exhibition periods continuing after that date.

Motion picture companies, such as TCFF, typically seek to generate revenues from various distribution channels. TCFF derives its worldwide revenues from motion pictures and other program distribution primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures and other programming in various home media formats, including digital distribution; (iii) distribution of motion pictures and other programming for exhibition on premium pay and SVOD services; and (iv) distribution of motion pictures and other programming for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets. The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own companies.

Through Twentieth Century Fox Home Entertainment LLC and TCFF, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2018, the domestic home entertainment division released or re-released approximately 1,136 produced and acquired titles, including 23 new TCFF film releases, approximately 680 catalog titles and approximately 433 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 931 releases in fiscal 2018, including approximately 27 new TCFF film releases, approximately 584 catalog titles and approximately 320 television and non-theatrical releases. The Company enters into domestic and international license arrangements with third parties for distribution by electronic sell-through (“EST”), video-on-demand (“VOD”) and/or pay-per-view (“PPV”). Distribution on an EST basis enables consumers to acquire the right to retain programs on a permanent basis. The EST, VOD and PPV arrangements generally provide for license fees based on a percentage of the licensee’s gross receipts received from consumers and in some cases a guaranteed minimum fee per consumer transaction. In addition, these arrangements generally provide for a minimum number of scheduled PPV exhibitions per program and for continuous VOD availability of each program to consumers during a fixed period. In fiscal 2018, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 331 MGM home entertainment theatrical, catalog and television programs domestically and 315 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate Films Inc. (“Lions Gate”) (U.S. only), including titles from Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,347 Lions Gate (including Anchor Bay) home entertainment theatrical, catalog and television programs. During fiscal 2018, the domestic home entertainment division released 462 Blu-ray titles, including 22 new TCFF film releases, 364 catalog titles and 76 television and non-theatrical releases. In international markets, the Company released 466 Blu-ray titles, including 23 new TCFF film releases, 378 catalog titles and 65 television and non-theatrical releases. The Company also distributed 164 Blu-ray titles from MGM domestically and 127 titles internationally and 481 Blu-ray titles from Lions Gate (including Anchor Bay) domestically.

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

Television Programming, Production and Domestic Syndication Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2018, TCFTV produced television programs for FOX, FX, ABC, NBC, CBS, Turner Broadcasting System (“TBS”), and Netflix. TCFTV currently produces, or has orders to produce, episodes of the following television series: 9-1-1, Bob’s Burgers, The Cool Kids, Empire, Family Guy, The Gifted, Last Man Standing, The Orville, The Passage, Proven Innocent, Rel, Rent (live musical event), The Resident, The Simpsons and Star for FOX; American Horror Story for FX; Fresh Off The Boat, Modern Family, Single Parents and Speechless for ABC; This Is Us for NBC; Life in Pieces for CBS; American Dad for TBS; Arrested Development and Mixtape for Netflix; and Central Park for Apple. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Fox21 Television Studios (“Fox21”). Fox21 produces television programs for major U.S. cable networks and SVOD services including American Crime Story, Mayans MC and Pose for FX; The Chi and Homeland for Showtime; Queen of the South for USA; The Politician and Ratched for Netflix; and Genius and The Hot Zone for National Geographic Channel.

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

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations, basic cable and advertising-supported video-on-demand (“AVOD”) services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by broadcast, cable and AVOD licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, New Girl, Last Man Standing, Archer, It’s Always Sunny in Philadelphia, Family Guy, Bones, How I Met Your Mother, The Cleveland Show, Bob’s Burgers and The Simpsons to cable and broadcast networks. First-run programs distributed by Twentieth Television include television’s longest running court show Divorce Court, the entertainment magazine program Dish Nation, Top 30 and the daily pop culture program Page Six TV. Additionally, Twentieth Television also sells national advertising on behalf of other third party syndicators.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying ownership and distribution rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series (original six episodes), the Die Hard series, the X-Men series, Independence Day, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Juno, Life of Pi, the Taken series, 12 Years a Slave, The Martian, The Greatest Showman and Deadpool. In addition, the Company has distributed the top two box office grossing films of all time worldwide, which are Avatar and Titanic (together with Paramount Pictures Corporation).

The Fox Library contains varying ownership and distribution rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, How I Met Your Mother, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, The Americans, Futurama, Glee, The Last Man on Earth, New Girl, Sleepy Hollow, Sons of Anarchy, The Shield, Burn Notice, Malcolm in the Middle, Raising Hope, White Collar and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Family Guy, Arrested Development, Last Man Standing, This Is Us, Modern Family, Homeland, Bob’s Burgers, American Dad, American Horror Story, Empire and Fresh Off The Boat.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate overhead and eliminations.

Equity Interests

Sky

The Company holds an approximate 39% interest in Sky. Sky’s ordinary shares are listed on the London Stock Exchange under the symbol “SKY”. Sky is Europe’s leading entertainment company, operating the most comprehensive multichannel, multi-platform pay television service in the UK, Ireland, Germany, Austria, Italy, Spain and Switzerland. Sky also retails communications services in the UK and Ireland. In addition to the retail and broadcast operations, Sky operates a number of other businesses including wholesaling its channel portfolio, selling advertising on its own and partner channels and its international television program distribution operation. In December 2016, the Company made an offer to purchase the fully diluted share capital of Sky which the Company does not already own. In July 2018, the Company announced the Increased Offer. On August 7, 2018, the Company posted an offer document to Sky shareholders in connection with the Increased Offer. For further information, see Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

Hulu

The Company has an approximate 30% equity interest in Hulu which operates subscription-based services that offer: (i) both linear and on-demand video programming and (ii) on-demand only video programming. Hulu also provides on-demand video programming for distribution through certain advertising-supported, free-to-the-consumer services, including Yahoo View. These services offer video content from Fox and the other partners in Hulu – NBCUniversal, The Walt Disney Company, and Time Warner Inc. Hulu’s subscription service for linear and on-demand video programming includes over 50 linear channels and such channels’ on-demand video content. Hulu’s on-demand only services include video content from approximately 200 other third-party content licensors. Hulu’s subscription-based on-demand only video service is available on a monthly basis at Hulu.com and all services are available on a monthly basis through software applications on many Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes.

Endemol Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed a joint venture in December 2014 to which the Company contributed its interests in Shine Group and cash. The Company and Apollo have an equal ownership interest in the joint venture. Endemol Shine Group, a global multi-platform content provider, has creative operations across all the world’s major markets, with a diverse portfolio, both scripted and non-scripted, coupled with digital, gaming, and distribution operations. In calendar year 2017, Endemol Shine Group produced more than 800 productions, in more than 50 languages airing on more than 280 channels around the world. (See Note 7 – Investments to the accompanying Consolidated Financial Statements of the Company for further discussion).

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

India. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and through DTH and IPTV delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations. The government allows 100% foreign direct investment in distribution platforms and 49% foreign direct investment in news and current affairs. Effective November 2015, government approval is no longer required for foreign direct investment in non-“news and current affairs” (i.e. entertainment) television channels. In addition, the government does not permit broadcasters to own directly more than 20% of a DTH platform.

All distribution platforms are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. Indian law requires that all film content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content. The Indian Broadcasting Foundation has issued Self-Regulatory Guidelines that apply to the programming on non-news and current affairs channels.

Broadcasters are required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In 2011, the Cable Television Act was amended and new rules were issued mandating that cable networks switch from analog to digital systems. The Telecom Regulatory Authority of India (the “TRAI”) issued rules that mandated, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers.

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

The TRAI introduced new interconnect and tariff regulations which, among other things, cap the maximum retail price per subscriber per month for channels offered as part of a bouquet. These regulations were challenged by STAR India on the basis that, among other things, the TRAI does not have the authority to regulate the price and manner of offering of television channels which are also protected as broadcast reproduction rights under the Indian Copyright Act. In May 2018, the regulations became effective. STAR India has appealed the decision in the Supreme Court of India however, subject to guidance on implementation, the regulations are not expected to negatively impact STAR India’s business.

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

The copyright laws in India were amended in June 2012 to provide, among other things, for rights to receive royalties by authors of underlying work upon exploitation of the work by a broadcaster and to permit broadcasters to access content under a statutory license at royalty rates to be determined by the authorized copyright body once it is established. In November 2017, the Indian Performing Rights Society (“IPRS”) was authorized as the governing copyright body. In March 2018, the IPRS proposed tariff rates for payment of royalties by broadcasters.

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, pay-TV operators are required to carry certain government operated channels. In addition, Argentina regulations require, among other things, registration of all channels and production companies and reduced the available advertising inventory on the channels by half to six minutes per hour, which must be accumulated within a four-hour consecutive programming block. In Brazil, regulations require, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours (the “Quota Requirement”), half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. In order to encourage the local industry and the production of Brazilian content, new restrictions continue to be established defining the type of content that may be considered Brazilian content for purposes of the Quota Requirement. Compliance with these regulations increases the cost of doing business by imposing additional production/acquisition costs as well as third party administrative and legal expenses.

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

In April 2018, the EC conducted unannounced inspections in several member states at the premises of companies active in the distribution of sports media rights and the broadcasting of various sports events. The EC inspections are related to concerns that the EU antitrust rules that prohibit cartels and restrictive business practices may have been violated. Unannounced inspections are a preliminary step into suspected anticompetitive practices but the fact that the EC carries out such inspections does not mean that the companies are guilty of anti-competitive behavior nor does it prejudge the outcome of the investigation itself. One office of the Company was subject to an inspection and the Company is cooperating with the investigation. It is not possible to predict the timing or outcome of the EC’s investigation, including whether fines, if any, may be imposed, or the impact on the Company’s business.

Since 2015, as part of its Digital Single Market Strategy, the EC commenced a number of initiatives, including legislative proposals to allow for broader access to online content across EU countries, as well as consultations to review the Satellite and Cable Directive, the AudioVisual Media Services Directive and the Electronic Communications Directive. The EC adopted new portability regulations, which became effective on April 1, 2018, to allow consumers who paid for online content services in their home country to access them when visiting another country within the EU. It is not possible to predict the impact of these portability regulations or other initiatives on the Company’s business or the timing or outcome of other initiatives.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Currently Fox Television Stations has no pending renewal applications for its television station licenses. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviewed the nation’s broadband Internet infrastructure and recommended a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposed to make spectrum available, including 120 MHz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. Over time, if voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposed various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct a voluntary auction of television broadcast station spectrum. That auction concluded in March 2017 with the FCC reclaiming 84 MHz of broadcast spectrum. Stations that continue their operations may be “repacked” into the remaining, smaller broadcast spectrum band, and some stations may have to change channels as part of a 39-month transition process. In implementing the auction, the FCC was required by legislation to assist stations in retaining their current coverage areas and to establish a fund to reimburse broadcasters for reasonable channel relocation expenses. Fox Television Stations had three stations’ bids to relinquish spectrum accepted by the FCC as part of the auction. Of its remaining stations, nine will be required to repack during the transition. The broadcast industry is continuing to explore additional uses for currently allocated spectrum. It is expected that the FCC repacking will take several years to complete. It is not possible to predict the timing or outcome of implementation of any additional steps under the Broadband Plan or the repacking, or their effect on the Company.

On December 22, 2011, the FCC commenced a quadrennial review of its broadcast ownership regulations as required by the 1996 Telecom Act, proposing only minor modifications to its rules. That review was never completed. In early 2014, the FCC announced its intention to combine the 2011 review with the quadrennial review scheduled for 2014. The FCC completed the 2014 review in August 2016. The FCC adopted only minor modifications that were not likely to affect the impact of the FCC ownership rules on the Company’s ownership of media properties. Several parties, however, sought reconsideration of the FCC’s decision, asking that the FCC eliminate the newspaper/broadcast cross-ownership rule, which prohibited common ownership of broadcast stations and daily newspapers, as well as the local television ownership rule limiting the number of stations that a single entity can own in any geographic market. In November 2017, the FCC issued a reconsideration order that (1) eliminated the newspaper/broadcast cross-ownership rule and (2) relaxed the local television ownership rule so that, among other things, station owners could petition the FCC to permit ownership of two stations both ranked among the top four in a market. The reconsideration order is currently the subject of an appeal in the United States Court of Appeals for the Third Circuit. It is not possible to predict the timing or outcome of the appeal.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. In August 2016, the FCC adopted an order to eliminate the so-called “UHF discount” under which UHF stations are attributed with only 50% of the television households in their markets for purposes of calculating compliance with the national station ownership cap. Following a request for reconsideration, however, the FCC reversed its decision and reinstated the UHF discount in April 2017. In July 2018, the United States Court of Appeals for the D.C. Circuit dismissed a petition that had sought to overturn the FCC’s decision to reinstate the UHF discount. As a result, the UHF discount remains in effect. If the FCC determines in the future to again eliminate the UHF discount, it may affect the Company’s ability to acquire television stations in additional markets. Even in the event that the UHF discount is again eliminated, the Company’s national audience reach would remain below the national station ownership cap, based on stations the Company currently owns. It is not possible to predict the timing or outcome of future proceedings at the FCC relating to the national station ownership cap.

Fox Television Stations owns two television stations in the New York DMA. By virtue of the Murdoch Family Trust’s ownership interest in both News Corp and the Company, Fox Television Stations also retains an attributable interest in The New York Post, a daily newspaper in the New York DMA. On

October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the The New York Post and WNYW (TV). On August 8, 2014, the FCC’s Media Bureau granted a new temporary waiver of the newspaper/broadcast cross-ownership rule to permit the common ownership of the The New York Post and WWOR-TV; the waiver was set to remain in effect until 90 days after the effective date of an FCC order in the 2014 quadrennial review of the media ownership regulations (concluded in 2016) that either adopts a new rule or upholds the existing rule, at which time Fox Television Stations was required to either (1) comply with the rule then in effect or (2) file a new request for a waiver of such rule. Fox Television Stations therefore filed with the FCC a request for a new waiver on February 28, 2017. Fox Television Stations also filed a request for a brief extension of the pre-existing temporary waiver to the extent necessary to preserve the status quo while the FCC reviews the matter. Parties opposed to the waiver request filed objections with the FCC. As noted above, the FCC eliminated the newspaper/broadcast cross-ownership rule in November 2017, a decision that is now the subject of judicial review. It is not possible to predict the timing or outcome of the court’s review or any potential remand proceeding at the FCC or their effect on the Company.

In addition, if the elimination of the newspaper/broadcast cross-ownership rule is overturned by the court, the Company’s future conduct, including the acquisition of any broadcast networks, or stations or any newspapers, in the same local markets in which News Corp owns or operates newspapers or has acquired television stations, may affect News Corp’s ability to own and operate its newspapers or any television stations it acquires or otherwise comply with the rules. Therefore, the Company and News Corp agreed in the News Corp Separation and Distribution Agreement that if the Company acquires, after the News Corp Separation, newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede News Corp’s business, then the Company will be required to take certain actions, including divesting assets, in order to permit News Corp to hold its media interests and to comply with such rules.

Under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. In August 2016, the Company eliminated a suspension of 10% of the voting rights of shares of Class B Common Stock held by non-U.S. stockholders that had been in place in order to maintain compliance with U.S. law. The FCC could review the Company’s compliance with the Act in connection with its consideration of Fox Television Stations’ license renewal applications.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. On September 2, 2015, the FCC initiated a new proposed rulemaking seeking comment on whether the FCC should make changes to its rules that require commercial broadcast television stations to negotiate retransmission consent with cable and satellite operators in “good faith.” The Chairman of the FCC announced in July 2016 that the Commission will not proceed at this time to adopt additional rules governing good faith negotiations for retransmission consent. However, the notice of proposed rulemaking remains pending.

Legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license. The FCC announced in July 2018 a proposal to reconsider the three-hour programming obligation as part of a broad review of its children’s programming rules. It is not possible to predict the timing or outcome of any FCC action in response to this review.

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and generally stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, were deemed “indecent” and “profane.” The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are believed to be pending at the FCC. The law currently authorizes the FCC to impose fines of up to $350,000 per incident for violation of the prohibition against indecent and profane broadcasts.

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

The FCC continues to enforce strictly its regulations concerning sponsorship identification, political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. In addition, the Federal Trade Commission (“FTC”) has increased its focus on unfair and deceptive advertising practices, particularly with respect to social media marketing. Both FCC and FTC rules and guidance require marketers to clearly and conspicuously disclose whenever there has been payment for a marketing message or when there is a material connection between an advertiser and a product endorser. FCC rules also require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance has been required since July 1, 2012 and, as of July 1, 2015, applies to FOX affiliates in the Top 60 markets. Fox News Channel, which from time to time has been among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. In July 2017, the FCC modified its video description rules to require covered stations and networks to carry 87.5 hours of prime time or children’s programming per calendar quarter with video descriptions. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V-Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license. Violation of FTC-imposed obligations can result in enforcement actions, litigation, consent decrees and, ultimately, substantial monetary fines.

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

Other International Regulation. In countries outside of the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect the ability of TCFF to distribute and/or license its motion picture and television products to cinema, television or in-home media, including copyright laws and regulations that may or may not be adequate to protect its interests, cinema screen quotas, television quotas, contract term limitations, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements, including the World Trade Organization’s General Agreement on Tariffs and Trade and General Agreement on Trade and Services; however, these agreements have limited application with respect to preventing the denial of market access to audio-visual products originating outside the EU.

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

Federal regulators’ interest in issues of privacy, cybersecurity and data security has continued to steadily increase. On March 26, 2012, the FTC released a report on consumer privacy setting forth a detailed privacy framework and urging industry to accelerate the pace of adoption of self-regulatory measures. Since then, the FTC has released additional reports on privacy and security topics, including reports on data brokers (May 2014), Big Data (January 2016) and cross-device tracking (January 2017), and it has continued to bring enforcement actions.

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

Foreign governments are raising similar privacy and data security concerns. In particular, the EU General Data Protection Regulation (“GDPR”) became enforceable as of May 25, 2018. The GDPR tightens regulation of the collection, use and security of personal data and will continue to restrict the trans-border flow of such data while increasing the potential fines for non-compliance. A new e-Privacy Regulation (“e-PR”) is in negotiation in the EU that would supersede the existing EU e-Privacy (Cookie) Directive and complement the GDPR. If adopted, the new e-PR would tighten regulation regarding third party tracking tools. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. It is unclear how compliance with the GDPR will affect the Company’s business and it is not possible to predict the measures that the e-PR, if and when enacted, will contain and the resulting impact on the Company’s business. Canada, Australia, Russia, China, Japan and other countries in South/Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements.

The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, books and other publications, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, PPV, VOD services and DTH satellite services, operation of websites, and through the sale of products, such as DVDs, Blu-rays, video games, collectible merchandise, apparel, books and publications, among others.

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

Risks related to transactions

Disney Transaction and Creation of New Fox

The Transaction may cause disruption in the Company’s business.

On June 20, 2018, the Company entered into the Amended and Restated Merger Agreement with Disney, which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017. Pursuant to the Amended and Restated Merger Agreement, the Company will, after completing the New Fox Separation and the New Fox Distribution, become a wholly-owned subsidiary of New Disney (see Item 1 – Background under the heading “Business” and Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox” for further details). The Amended and Restated Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the Mergers and restricts the Company, without Disney’s consent, from taking certain specified actions until the Transaction is consummated or the Amended and Restated Merger Agreement is terminated, including making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, and repurchasing or issuing securities outside of existing equity award programs. These restrictions may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending Transaction, current and prospective employees of the Company may experience uncertainty about their future roles with the Company (and Disney) or New Fox following the consummation of the Transaction, which may materially adversely affect the ability of the Company to attract, retain and motivate key personnel while the Transaction is pending. Despite the Company’s retention planning and programs that the Company has and will implement, key employees may depart because of issues relating to the uncertainty and difficulty of integration with Disney and the New Fox Separation and establishment of New Fox, or a desire not to remain with the Company (and Disney) or New Fox following the consummation of the Transaction. Accordingly, no assurance can be given that the Company will be able to attract and retain key employees to the same extent that the Company has been able to in the past.

The proposed Transaction further could cause disruptions to the Company’s business or business relationships (including the business to be conducted by, and business relationships of, New Fox after the consummation of the transactions), which could have an adverse impact on the Company’s businesses, financial condition, results of operations or prospects. In addition, the risk, and adverse effect, of such disruptions could be exacerbated by a delay in the consummation of the Transaction or a termination of the Amended and Restated Merger Agreement. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Transaction and the preparation for both the integration with Disney and the establishment of New Fox may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.

The Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Transaction, including costs relating to the New Fox Separation, and many of these costs are payable regardless of whether or not the Transaction is consummated. The Company is currently subject to certain litigation related to the proposed Transaction as described in Item 3 – Legal Proceedings, and the Company could be subject to additional litigation, which could result in significant costs and expenses. Even if the proposed Transaction is not consummated, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results and stock price.

Failure to consummate the Transaction in a timely manner or at all could negatively impact the market price of the Company’s common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows.

The Company currently anticipates the Transaction will be consummated in the first half of calendar year 2019, but it cannot be certain when or if the conditions for the Transaction will be satisfied or (if permissible under applicable law) waived. The Transaction cannot be consummated until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) receipt of certain required governmental approvals and consents, (ii) receipt by the Company of a surplus and solvency opinion with respect to the New Fox Separation and the cash dividend in connection with the Transaction, (iii) effectiveness of registration statements with respect to the New Fox Distribution and the issuance of New Disney shares in connection with the Transaction, (iv) authorization of New Disney and New Fox shares for listing on NYSE or NASDAQ, as applicable, (v) the consummation of the New Fox Separation and Distribution, (vi) receipt of certain tax opinions by each of the Company and Disney with respect to the treatment of the transactions under U.S. and Australian tax laws, including a legal opinion on the intended tax treatment of the Transaction and (vii) the accuracy of the representations and warranties made by the Company or Disney, as applicable, in the Amended and Restated Merger Agreement. The obligation of Disney to consummate the Transaction is also subject to, among other conditions, the absence of regulatory authorities requiring Disney to take certain actions.

The satisfaction of the required conditions could delay the consummation of the Transaction for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Transaction will be satisfied or waived or that the Transaction will be consummated.

In the event that the Transaction is not consummated for any reason, (i) the holders of the Company’s common stock will not receive any consideration for their shares of the Company’s common stock in connection with the proposed Transaction and (ii) the New Fox Separation and Distribution of New Fox will not occur and the holders of the Company’s common stock will not receive shares in New Fox. Instead, the Company will remain an independent public company and holders of the Company’s common stock will continue to own their shares of the Company’s common stock.

Additionally, if the proposed Transaction is not consummated in a timely manner or at all, the Company’s ongoing business may be adversely affected as follows:

•	the Company may experience negative reactions from financial markets and the stock price could decline;
•	it may experience negative reactions from employees, customers, suppliers or other third parties;
•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to the Company; and
•	the Company’s costs of pursuing the Transaction may be higher than anticipated and, in any event, would be borne entirely by the Company.

If the Transaction is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect the Company’s stock price, business, financial conditions, results of operations or cash flows.

In order to consummate the Transaction, Disney and the Company must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, consummation of the Transaction may be jeopardized or the anticipated benefits of the Transaction could be reduced.

Although Disney and the Company have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the governmental approvals or expirations or earlier termination of applicable waiting periods, as the case may be, there can be no assurance that the applicable waiting periods will expire or be terminated or that the applicable approvals will be obtained. As a condition to approving the Transaction, governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the combined company's business after consummation of the Transaction, including those which Disney may not be required to accept pursuant to the terms of the Amended and Restated Merger Agreement. Disney has agreed to accept certain restrictions on certain of its and the Company’s assets if and to the extent necessary to obtain the governmental regulatory approvals required to consummate the Transaction, as described in the Amended and Restated Merger Agreement. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Transaction or imposing additional material costs on or materially limiting the revenues of the combined company following the Transaction, or otherwise adversely affecting, including to a material extent, the combined company's businesses and results of operations after consummation of the Transaction. If the Company and Disney are required to divest assets or businesses, there can be no assurance that they will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. The Company can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Transaction.

Sky Acquisition

The Sky Acquisition Involves a Number of Risks, including, among others, the Risk that the Sky Acquisition is Not Completed on a Timely Basis, or at All, and Risks Associated with the Company’s Use of a Significant Portion of its Cash and Taking on Significant Additional Indebtedness.

The Sky Acquisition is conditional on, among other things, the Company securing valid acceptances of the Increased Offer in respect of Sky shares which represent 75% or more of the Sky shares that the Company does not own. The Company reserves the right to reduce this acceptance condition to a level which is not less than a simple majority of all Sky shares (including those held by the Company and its wholly-owned subsidiaries). The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission, and has been cleared on public interest and plurality grounds. In addition, on July 12, 2018, the Sky Acquisition received approval by the Secretary of State, subject to accepted undertakings regarding the divestment of and financial support for Sky News as described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

The Company cannot predict whether and when any of the outstanding conditions will be satisfied and/or whether Sky shareholders will ultimately decide to support the Sky Acquisition or the Comcast Offer. If the Sky Acquisition does not receive, or timely receive, the requisite acceptance of Sky shareholders unaffiliated with the Company, any delay or failure to complete the Sky Acquisition and the acquisition process may cause uncertainty or other negative consequences that may adversely affect the Company’s business, financial condition and results of operations and the price per share for the Company’s common stock could be negatively impacted.

In addition, the Sky Acquisition will require the use of a significant portion of the Company’s cash and increase the amount of debt on the Company’s balance sheet leading to substantial additional interest expense. These factors could limit the Company’s flexibility to respond to changing business and economic conditions and reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. If the Sky Acquisition is completed but the financial performance of the Company after the Sky Acquisition does not meet management’s current expectations, the Company’s ability to reduce its level of indebtedness may be adversely impacted. More information regarding risks related to financing the Sky Acquisition and paying the consideration to the Sky shareholders in Pounds Sterling is set forth below in the risk factor describing the Company’s exposure to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets and in the risk factor describing the adverse effect that fluctuations in foreign exchange rates could have on the Company’s cash flows and results of operations.

Risks related to our business

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video-on-demand, downloadable content and simultaneous live streaming of broadcast content including on social media, offerings by cable providers of smaller packages of programming to customers at price points lower than traditional cable distribution offerings and the trend of consumers “cord-cutting” or cancelling their multi-channel video programming distributors (“MVPD”) subscriptions could adversely affect demand for our cable channels. Enhanced Internet capabilities and other new media may reduce television viewership, the demand for home entertainment and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. In addition, increased video consumption through streaming apps, digital MVPD services and social media with no advertising or less advertising than on video programming networks, time shifted viewing of television programming and the use of DVRs to skip advertisements could also negatively affect the Company’s advertising revenues. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

The Company’s broadcast stations and cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of households through cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s broadcast stations and cable networks, which may adversely affect those networks’ revenues from affiliate fees and their ability to sell national and local advertising time. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Cash Flows and Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company’s operations are conducted in foreign currencies. The Company has acquired and may in the future acquire assets and businesses using foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its cash flows and results of operations in a given period or in specific markets. As part of the Sky Acquisition, the Company will be obligated to pay the Sky shareholders cash consideration in Pounds Sterling thereby increasing the Company’s exposure to exchange rate fluctuations for Pounds Sterling. The UK began the formal two-year process of exiting the European Union in March 2017, which could lead to additional political and economic instability that may contribute to volatility in the value of Pounds Sterling and other foreign exchange markets. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, and has purchased a foreign currency exchange option to limit its foreign currency exchange rate risk in connection with the Sky Acquisition, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations may be classified in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations. The Argentine Peso has been designated highly inflationary and will be accounted for as such starting July 1, 2018.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, new laws or regulations or changes in interpretations of law or in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could require changes in the operations or ownership of our media properties. Laws in non-U.S. jurisdictions which regulate, among other things, licensing arrangements, local content requirements, carriage requirements regarding pricing and distribution, and limitations on advertising time, may impact the operations and results of our international businesses. In addition, the GDPR applies as of May 25, 2018 and will tighten regulation of the collection, use and security of personal data and will continue to restrict the trans-border flow of such data while increasing the potential fines for non-compliance. We have committed significant resources to ensure that we are in compliance with the GDPR but, particularly given the complexity of both the GDPR and our business, as well as the uncertainties that accompany new, comprehensive legislation, the GDPR could affect the operations and results of the Company’s businesses or result in claims despite our efforts.

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

In connection with the News Corp Separation, the Company received a private letter ruling from the IRS and an opinion from Hogan Lovells US LLP confirming the tax-free status of the distribution and related internal transactions for U.S. federal income tax purposes. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions or representations relied upon for the private letter ruling is not correct or has been violated. If these transactions are determined to be taxable, the Company would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the News Corp common stock distributed to our stockholders on the distribution date over our tax basis in such shares of our common stock. In addition, other tax authorities could determine on audit that the distribution or the related internal reorganizations should be treated as taxable transactions.

Under the terms of a tax sharing and indemnification agreement that we entered into in connection with the News Corp Separation, we are required to indemnify News Corp against U.S. consolidated and combined tax liabilities attributable to all tax periods or portions thereof prior to June 29, 2013. Disputes or assessments could arise during future audits by the IRS that could give rise to indemnification obligations under this agreement in amounts that we cannot quantify.

In addition, on December 22, 2017, the U.S. government enacted the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As permitted by guidance issued by the SEC, we will finalize the recording of the related impacts of the Tax Act prior to the date that is one year after the enactment date of the Tax Act. For fiscal 2018, the Company recorded a provisional income tax benefit to adjust its net deferred tax liability position, a provisional liability for the transition tax to a territorial tax system and a provisional valuation allowance for foreign tax credits that it does not expect to be able to utilize before they expire in accordance with the Tax Act. The Company may make adjustments to the provisional amounts recorded during this measurement period and such adjustments could possibly be material. For additional information regarding the Tax Act, see Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”.

The Company is Exposed to Risks Associated with Weak Domestic and Global Economic Conditions and Increased Volatility and Disruption in the Financial Markets.

The Company’s businesses, financial condition and results of operations may be adversely affected by weak domestic and global economic conditions. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks, including currency volatility and the stability of global local economies, associated with the impact of weak domestic and global economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers, theater operators and others with which it does business.

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing, including financing for the Sky Acquisition. While the Company has entered into a bridge credit agreement, dated as of December 15, 2016 and as amended on July 11, 2018 (the “Bridge Credit Agreement”), we may obtain permanent financing in the capital markets to fund a portion of the purchase price for the Sky Acquisition in lieu of utilizing funds available under the Bridge Credit Agreement or to prepay funds drawn under the Bridge Credit Agreement, but we cannot guarantee that the Company will obtain such permanent financing on terms that are acceptable to the Company or at all. If we are not successful in obtaining permanent financing due to market conditions or other factors and utilize funds under the Bridge Credit Agreement, we will incur significantly higher borrowing costs than the contemplated permanent financing in the capital markets, which may have an adverse impact on our business. See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”.

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

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Litigation Relating to the Transaction

On July 9, 2018, the Company received notice of a complaint filed July 6, 2018 by Robert Weiss, a purported stockholder of the Company, on behalf of himself and all others similarly situated, against the Company and the Company’s Board of Directors. The purported class action lawsuit was filed in the District of Delaware and is captioned Weiss v. Twenty-First Century Fox, Inc. et al., No. 18-1007 (D. Del.). The complaint alleges, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. Specifically, Mr. Weiss alleges that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 11, 2018, purported Company stockholder Robert Lowinger, on behalf of himself and all others similarly situated, filed a complaint in the Southern District of New York alleging, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. The case is captioned Lowinger v. Twenty-First Century Fox, In. et al., No. 18-6261 (S.D.N.Y.). Specifically, Mr. Lowinger alleges that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 16, 2018 and July 17, 2018, purported Company stockholders Melvin Gross and Max Federman, on behalf of themselves and all others similarly situated, filed complaints in the District of Delaware alleging, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. The cases are captioned Gross v. Twenty-First Century Fox, Inc. et al., No. 18-1046 (D. Del.) and Federman v. Twenty-First Century Fox, Inc. et al., No. 18-1061 (D. Del.), respectively. Both Messrs. Gross and Federman allege that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 17, 2018 purported Company stockholder Belle Cohen, individually and on behalf of all others similarly situated, filed a complaint in the Southern District of New York captioned Cohen v. Twenty-First Century Fox, In. et al., No. 18-6462 (S.D.N.Y.). The complaint alleges, among other things, that the Company and the Company board violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9 by omitting or misrepresenting material information concerning various aspects of the transactions.

Through these actions, the plaintiffs sought to enjoin the July 27, 2018 special meeting of the Company’s stockholders. The defendants believe that all of the actions are without merit.

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

Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock are listed and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively. As of June 30, 2018, there were approximately 28,800 holders of record of shares of Class A Common Stock and 6,400 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend(a)	High	Low	Dividend(a)
Fiscal Year Ended June 30,
2017
First Quarter	$28.62	$24.12	$0.18	$28.12	$23.57	$0.18
Second Quarter	28.48	24.68	-	28.64	24.35	-
Third Quarter	31.82	28.00	0.18	32.44	28.72	0.18
Fourth Quarter	31.57	26.53	-	32.15	26.74	-
2018
First Quarter	29.22	25.38	0.18	29.63	25.79	0.18
Second Quarter	34.72	24.43	-	35.24	24.97	-
Third Quarter	38.40	34.09	0.18	38.81	34.56	0.18
Fourth Quarter	49.33	35.33	-	49.79	35.69	-

(a)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors (the “Board”). Subsequent to June 30, 2018, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 17, 2018 with a record date for determining dividend entitlements of September 12, 2018.

The Board had previously authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. As of June 30, 2018, the Company’s remaining buyback authorization was approximately $3.1 billion representing $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Amended and Restated Merger Agreement (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of the Company under the heading “Disney Transaction/Distribution of New Fox”), the Company is prohibited from repurchasing any additional shares without Disney’s consent. The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2018(a)	2017(a)	2016(a)	2015(b)	2014(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$30,400	$28,500	$27,326	$28,987	$31,867
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	4,476	2,996	2,763	8,373	3,785
Net income attributable to Twenty-First Century Fox, Inc. stockholders	4,464	2,952	2,755	8,306	4,514
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$2.42	$1.62	$1.42	$3.94	$1.67
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$2.41	$1.61	$1.42	$3.93	$1.67
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$2.41	$1.59	$1.42	$3.91	$1.99
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$2.40	$1.59	$1.42	$3.90	$1.99
Cash dividend per share	$0.360	$0.360	$0.300	$0.275	$0.250

	As of June 30,
	2018	2017	2016	2015	2014
	(in millions)
BALANCE SHEET DATA
Cash and cash equivalents	$7,622	$6,163	$4,424	$8,428	$5,415
Total assets(d)	53,831	50,872	48,301	49,967	54,814
Borrowings(d)	19,523	19,913	19,553	18,868	18,893
Twenty-First Century Fox, Inc. stockholders' equity	19,564	15,722	13,661	17,220	17,418

(a)

See Notes 2, 3, 4, 5, 6, 7 and 22 to the accompanying Consolidated Financial Statements of the Company for information with respect to significant acquisitions, disposals, discontinued operations, accounting changes, impairment charges, restructuring charges and other transactions during fiscal 2018, 2017 and 2016.

(b)

In fiscal 2015, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively, “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a pre-tax gain of approximately $5.0 billion on this transaction.

(c)

In fiscal 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (the “YES Network”), increasing the Company’s ownership interest to an 80% controlling interest, for approximately $680 million, net of cash acquired. As a result of this transaction, the

Company consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt. Also in fiscal 2014, a subsidiary of News Corp (as defined in Note 4 – Discontinued Operations to the accompanying Consolidated Financial Statements of Twenty-First Century Fox), prior to the News Corp Separation (as defined in Note 4 – Discontinued Operations to the accompanying Consolidated Financial Statements of Twenty-First Century Fox), had filed for tax reimbursement in a foreign jurisdiction. During fiscal 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and would reimburse the taxes plus interest to News Corp. As of June 30, 2014, the net amount that the Company received, pursuant to the tax sharing and indemnification agreement with News Corp, was approximately $720 million, which was included in income from discontinued operations, net of tax. Also during fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC, its 50% interest in STAR CJ Network India Pvt. Ltd. and its 12% interest in Phoenix Satellite Television Holdings Ltd. for approximately $465 million. The Company recorded a gain on these transactions.

(d)

On July 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) on a retrospective basis. The adoption of ASU 2015-03 resulted in a $172 million, $171 million and $165 million decrease in Other non-current assets and Non-current Borrowings in the Consolidated Balance Sheets as of June 30, 2016, 2015 and 2014, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, the Transaction, Sky Acquisition and trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including, but not limited to, a failure to consummate the Transaction or the Sky Acquisition in a timely matter or at all. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the audited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2018 or early fiscal 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for fiscal 2018, 2017 and 2016. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for fiscal 2018, 2017 and 2016, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following four segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors, (collectively, “multi-channel video programming distributors”) (“MVPDs”) in the United States (“U.S.”) and internationally.

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with FOX Broadcasting Company (“FOX”), nine are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”), one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead costs and intercompany eliminations.

Cable Network Programming and Television

The Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from MVPDs based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to U.S. MVPDs to typically facilitate the carriage of a domestic cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. In the U.S., cable television systems and direct broadcast satellite operators are currently the predominant means of distribution of the Company’s program services. Internationally, distribution technology varies region by region.

The television operations derive revenues primarily from the sale of advertising and affiliate fee revenue. Adverse changes in general market conditions for advertising may affect revenues.

U.S. law governing retransmission consent revenue, recognized as affiliate fees, provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs who carry the Company’s broadcast signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company by MVPDs that distribute the signals of the Company’s owned and operated television stations. The Company also receives compensation, primarily related to the distribution of FOX programming, from independently-owned television stations that are affiliated with FOX.

The most significant operating expenses of the Cable Network Programming segment and the Television segment are acquisition and production expenses related to programming, marketing and promotional expenses, and expenses related to operating the technical facilities of the cable network or broadcaster. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

The profitability of U.S. national sports contracts and certain international sports rights agreements is based on the Company’s best estimates at June 30, 2018 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at June 30, 2018, amortization of rights may be accelerated. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

Other Business Developments

In June 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017. Prior to the mergers contemplated by the Amended and Restated

Merger Agreement, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company) will receive, on a pro rata basis, all of the issued and outstanding common stock of New Fox.

In December 2016, the Company made an offer to purchase the fully diluted share capital of Sky plc (“Sky”) which the Company does not already own. In July 2018, the Company announced an increased offer price for the Sky Acquisition (the “Increased Offer”). On August 7, 2018, the Company posted an offer document to Sky shareholders in connection with the Increased Offer and announced that it intends to implement the Sky Acquisition by way of a takeover offer within the meaning of Part 28 of the Companies Act 2006 (the “UK Companies Act”) rather than by means of a scheme of arrangement in accordance with Part 26 of the UK Companies Act, which had been the proposed structure of the Sky Acquisition prior to that date. The Company has noted that the deadline for publication of any revised offer document in respect of its Increased Offer is September 22, 2018.

See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further details.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2018 versus Fiscal 2017

The following table sets forth the Company’s operating results for fiscal 2018, as compared to fiscal 2017:

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Revenues
Affiliate fee	$13,569	$12,172	11%
Advertising	7,772	8,039	(3)%
Content	8,479	7,707	10%
Other	580	582	-%

Total revenues	30,400	28,500	7%
Operating expenses	(19,769)	(18,094)	9%
Selling, general and administrative	(3,668)	(3,298)	11%
Depreciation and amortization	(584)	(553)	6%
Impairment and restructuring charges	(72)	(315)	(77)%
Equity losses of affiliates	(138)	(41)	**
Interest expense, net	(1,248)	(1,219)	2%
Interest income	39	36	8%
Other, net	(550)	(327)	(68)%

Income from continuing operations before income tax benefit (expense)	4,410	4,689	(6)%
Income tax benefit (expense)	364	(1,419)	**

Income from continuing operations	4,774	3,270	46%
Loss from discontinued operations, net of tax	(12)	(44)	(73)%

Net income	4,762	3,226	48%
Less: Net income attributable to noncontrolling interests	(298)	(274)	9%

Net income attributable to Twenty-First Century Fox stockholders	$4,464	$2,952	51%

**	not meaningful

Overview – The Company’s revenues increased 7% for fiscal 2018, as compared to fiscal 2017, primarily due to higher affiliate fee and content revenues partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily attributable to contractual rate increases at the Cable Network Programming and Television segments. The increase in content revenue was primarily due to higher subscription video-on-demand (“SVOD”) revenue from the licensing of television productions, higher worldwide theatrical revenue and the sublicensing of Big Ten programming rights to third party networks. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the National Football League (“NFL”) Super Bowl LI in February 2017 and lower U.S. political advertising revenue due to the impact of the 2016 presidential election last year partially offset by the broadcasts of the Indian Premier League (“IPL”) and the Fédération Internationale de Football Association (“FIFA”) World Cup. These revenue increases include a benefit of approximately $135 million due to the strengthening of local currencies against the U.S. dollar for fiscal 2018, as compared to fiscal 2017.

Operating expenses increased 9% for fiscal 2018, as compared to fiscal 2017, primarily due to higher sports and entertainment programming rights amortization at the Cable Network Programming segment and higher production amortization and participation costs from television and motion picture productions at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 11% for fiscal 2018, as compared to fiscal 2017, primarily due to higher compensation expenses, including approximately $65 million of additional compensation expense related to the Transaction (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox”), and higher legal fees.

Impairment and restructuring charges – See Note 5 – Restructuring Programs and Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Equity losses of affiliates – Equity losses of affiliates increased $97 million for fiscal 2018, as compared to fiscal 2017, primarily due to higher losses at Hulu, LLC (“Hulu”) resulting from higher programming costs partially offset by higher subscription and advertising revenues. Partially offsetting the increased Hulu equity losses were higher earnings at Sky, principally as a result of increased revenues partially offset by higher programming and operating costs, and improved results at Endemol Shine Group, primarily due to the absence of a goodwill impairment recorded in fiscal 2017.

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Sky	$426	$338	26%
Hulu	(445)	(215)	**
Other equity affiliates	(119)	(164)	27%

Equity losses of affiliates	$(138)	$(41)	**

**	not meaningful

Interest expense, net – Interest expense increased $29 million for fiscal 2018, as compared to fiscal 2017, primarily due to the bridge credit agreement and the bridge commitment letter related to the Sky Acquisition and the Transaction, respectively (as described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the headings “Sky Acquisition” and “Disney Transaction/Distribution of New Fox”).

Other, net – See Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax benefit (expense) – The Company’s effective tax rate of (8)% for fiscal 2018 was lower than the statutory rate of 28% primarily due to a provisional $1.5 billion tax benefit which reflects the effects of the legislation in the U.S. passed in December 2017 commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”).

The Company’s tax provision and related effective tax rate of 30% for fiscal 2017 was lower than the statutory rate of 35% primarily due to a 3% benefit from domestic production activities and a 2% benefit from the Company’s foreign operations.

Net income – Net income increased for fiscal 2018, as compared to fiscal 2017, primarily due to the income tax benefit as a result of the Tax Act.

Results of Operations—Fiscal 2017 versus Fiscal 2016

The following table sets forth the Company’s operating results for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Affiliate fee	$12,172	$11,221	8%
Advertising	8,039	7,659	5%
Content	7,707	7,949	(3)%
Other	582	497	17%

Total revenues	28,500	27,326	4%
Operating expenses	(18,094)	(17,419)	4%
Selling, general and administrative	(3,298)	(3,385)	(3)%
Depreciation and amortization	(553)	(530)	4%
Impairment and restructuring charges	(315)	(323)	(2)%
Equity losses of affiliates	(41)	(34)	21%
Interest expense, net	(1,219)	(1,184)	3%
Interest income	36	38	(5)%
Other, net	(327)	(335)	2%

Income from continuing operations before income tax expense	4,689	4,154	13%
Income tax expense	(1,419)	(1,130)	26%

Income from continuing operations	3,270	3,024	8%
Loss from discontinued operations, net of tax	(44)	(8)	**

Net income	3,226	3,016	7%
Less: Net income attributable to noncontrolling interests	(274)	(261)	5%

Net income attributable to Twenty-First Century Fox stockholders	$2,952	$2,755	7%

**	not meaningful

Overview – The Company’s revenues increased 4% for fiscal 2017, as compared to fiscal 2016, primarily due to higher affiliate fee, advertising and other revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber at the domestic channels. The increase in advertising revenue was primarily due to the broadcast of Super Bowl LI in February 2017, higher ratings and pricing at Fox News Channel (“Fox News”) and the broadcast of the Major League Baseball (“MLB”) World Series, which benefited from higher ratings and two additional games. Partially offsetting these increases in advertising revenue were lower entertainment advertising revenue at both FOX and the Company’s television stations due to lower entertainment ratings at FOX as compared to fiscal 2016, which included the final season of American Idol. The increase in other revenues was primarily due to the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”). The decrease in content revenue was primarily attributable to lower worldwide theatrical and home entertainment revenues from motion pictures partially offset by higher SVOD and network and syndication revenues. The 4% revenue increase is net of a decrease of approximately $220 million due to the strengthening of the U.S. dollar against local currencies for fiscal 2017, as compared to fiscal 2016.

Operating expenses increased 4% for fiscal 2017, as compared to fiscal 2016, primarily due to higher sports programming rights amortization at the Cable Network Programming and Television segments, including Super Bowl LI at the Television segment, and the acquisition of the NGS Media Business partially offset by lower marketing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses decreased 3% for fiscal 2017, as compared to fiscal 2016, primarily due to lower compensation expense partially offset by the acquisition of the NGS Media Business.

Impairment and restructuring charges – See Note 5 – Restructuring Programs and Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Equity losses of affiliates – Equity losses of affiliates increased $7 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher losses at Hulu and lower equity earnings for Sky principally due to the impact of the strengthening of the U.S. dollar against the Pound Sterling partially offset by improved results at Endemol Shine Group. For fiscal 2016, Endemol Shine Group’s results include the Company’s proportionate share related to the loss on deconsolidation of a subsidiary and other impairment charges of approximately $95 million (See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other Equity Affiliates”).

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Sky	$338	$383	(12)%
Hulu	(215)	(157)	(37)%
Other equity affiliates	(164)	(260)	37%

Equity losses of affiliates	$(41)	$(34)	21%

Interest expense, net – Interest expense increased $35 million for fiscal 2017, as compared to fiscal 2016, primarily due to the bridge credit agreement (as described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”) and higher average debt outstanding as a result of the issuance in November 2016 of $450 million of 3.375% Senior Notes due 2026 and $400 million of 4.750% Senior Notes due 2046.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity losses of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense), Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

Fiscal 2018 versus Fiscal 2017

The following table reconciles Income from continuing operations before income tax benefit (expense) to Total Segment OIBDA for fiscal 2018, as compared to fiscal 2017:

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Income from continuing operations before income tax benefit (expense)	$4,410	$4,689	(6)%
Add
Amortization of cable distribution investments	69	65	6%
Depreciation and amortization	584	553	6%
Impairment and restructuring charges	72	315	(77)%
Equity losses of affiliates	138	41	**
Interest expense, net	1,248	1,219	2%
Interest income	(39)	(36)	8%
Other, net	550	327	(68)%

Total Segment OIBDA	$7,032	$7,173	(2)%

**not meaningful

The following table sets forth the computation of Total Segment OIBDA for fiscal 2018, as compared to fiscal 2017:

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Revenues	$30,400	$28,500	7%
Operating expenses	(19,769)	(18,094)	9%
Selling, general and administrative	(3,668)	(3,298)	11%
Amortization of cable distribution investments	69	65	6%

Total Segment OIBDA	$7,032	$7,173	(2)%

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2018, as compared to fiscal 2017:

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$17,946	$16,130	11%
Television	5,162	5,649	(9)%
Filmed Entertainment	8,747	8,235	6%
Other, Corporate and Eliminations	(1,455)	(1,514)	4%

Total revenues	$30,400	$28,500	7%

	For the years ended June 30,
	2018	2017	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$6,173	$5,601	10%
Television	362	894	(60)%
Filmed Entertainment	962	1,051	(8)%
Other, Corporate and Eliminations	(465)	(373)	(25)%

Total Segment OIBDA	$7,032	$7,173	(2)%

Cable Network Programming (59% and 57% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

For fiscal 2018, revenues at the Cable Network Programming segment increased $1.8 billion, or 11%, as compared to fiscal 2017, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	Fiscal 2018 % Increase
	Domestic	International	Consolidated
Affiliate fee	11%	12%	11%
Advertising	1%	21%	9%
Content and other	16%	16%	16%
Total	9%	16%	11%

For fiscal 2018, Cable Network Programming Segment OIBDA increased $572 million, or 10%, as compared to fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses of $1.2 billion, or 12%. For fiscal 2018, the increase in expenses was primarily due to higher sports programming rights amortization and production costs.

Domestic Channels

For fiscal 2018, domestic affiliate fee revenue increased, as compared to fiscal 2017, primarily due to contractual rate increases led by the Regional Sports Networks (“RSNs”), Fox News, FS1 and FX Networks. For fiscal 2018, domestic advertising revenue increased, as compared to fiscal 2017, primarily due to higher pricing at Fox News. The increase in domestic content and other revenues for fiscal 2018, as compared to fiscal 2017, was primarily due to the sublicensing of Big Ten programming rights to third party networks.

For fiscal 2018, domestic channels OIBDA increased 8%, as compared to fiscal 2017, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $635 million for fiscal 2018, as compared to fiscal 2017, primarily due to higher sports programming rights amortization and production costs, including the addition of Big Ten and FIFA World Cup programming and higher National Basketball Association (“NBA”) and MLB costs as a result of contractual rate increases. Selling, general and administrative expenses increased approximately $85 million for fiscal 2018, as compared to fiscal 2017, primarily due to higher legal fees and compensation expenses.

International Channels

For fiscal 2018, international affiliate fee revenue increased, as compared to fiscal 2017, as a result of higher rates and additional subscribers in Latin America, Europe and India. For fiscal 2018, international advertising revenues increased, as compared to fiscal 2017, led by the addition of the IPL at STAR India (“STAR”), higher pricing and viewership at STAR’s general entertainment channels and growth in Latin America. The increase in international content and other revenues for fiscal 2018, as compared to fiscal 2017, was primarily due to the sublicensing of soccer programming rights in Latin America.

For fiscal 2018, international channels OIBDA increased 22%, as compared to fiscal 2017, as the revenue increases noted above were partially offset by higher expenses. Operating expenses increased approximately $490 million for fiscal 2018, as compared to fiscal 2017, primarily due to the addition of the IPL programming rights at STAR and higher sports and entertainment programming rights amortization at Fox Networks Group International (“FNGI”), led by higher soccer rights in Latin America and Europe.

Television (17% and 20% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

For fiscal 2018, revenues at the Television segment decreased $487 million, or 9%, as compared to fiscal 2017, as higher affiliate fee revenue was more than offset by lower advertising and content and other revenues. Affiliate fee revenue increased 12%, as compared to fiscal 2017, due to contractual rate increases. Advertising revenue decreased 15%, as compared to fiscal 2017, due to lower NFL revenue primarily due to the comparative effect of the broadcast of Super Bowl LI in February 2017 of approximately $425 million, the broadcast of one less postseason game and lower ratings combined with lower ratings for the MLB World Series games and lower political advertising revenue due to the 2016 presidential election. These decreases were partially offset by the broadcast of the FIFA World Cup and a higher number of college football games in fiscal 2018. Content and other revenues decreased 15%, as compared to fiscal 2017, primarily due to the absence of revenue generated in the prior year by one of the Company’s television stations granting a license to permit the commercial use of adjacent wireless spectrum in that market.

For fiscal 2018, Television Segment OIBDA decreased $532 million, or 60%, as compared to fiscal 2017, primarily due to the revenue decreases noted above as well as increased expenses of $45 million, or 1%, as compared to fiscal 2017. Operating expenses remained relatively consistent with fiscal 2017, as the decreased expenses due to absence of Super Bowl LI were offset by higher sports programming rights amortization primarily due to the broadcast of a higher number of college football games, the addition of the FIFA World Cup and contractual rate increases with the NFL and MLB. Selling, general and administrative expenses increased primarily due to higher compensation, legal and facility costs. The absence of Super Bowl LI in the current year decreased Segment OIBDA by approximately $100 million for fiscal 2018.

Filmed Entertainment (29% of the Company’s consolidated revenues in fiscal 2018 and 2017)

For fiscal 2018, revenues at the Filmed Entertainment segment increased $512 million, or 6%, as compared to fiscal 2017, primarily due to higher SVOD revenue from television productions, led by the licensing of Bob’s Burgers and This Is Us, and higher worldwide theatrical and home entertainment revenues from motion picture productions partially offset by lower television licensing revenues from motion picture productions. The revenues at the Filmed Entertainment segment include benefits of approximately $110 million due to the strengthening of local currencies against the U.S. dollar for fiscal 2018, as compared to fiscal 2017.

The following feature film titles contributed significant revenues for fiscal 2018 and 2017:

	Fiscal 2018	Fiscal 2017

Worldwide theatrical performances	Deadpool 2	The Boss Baby
Worldwide theatrical and home entertainment performances	War for the Planet of the Apes	Logan
	The Greatest Showman	Trolls
	Kingsman: The Golden Circle	Ice Age: Collision Course
	Murder on the Orient Express	Independence Day: Resurgence

For fiscal 2018, Filmed Entertainment Segment OIBDA decreased $89 million, or 8%, as compared to fiscal 2017, primarily due to higher expenses of $601 million, or 8% partially offset by the revenue increases noted above. Operating expenses increased approximately $490 million for fiscal 2018, as compared to fiscal 2017, primarily due to higher production amortization and participation costs from television and motion picture productions and higher costs at FoxNext Games related to the release of the mobile game, Marvel Strike Force. Selling, general and administrative expenses increased approximately $110 million for fiscal 2018, as compared to fiscal 2017, primarily due to higher compensation costs, including higher costs at FoxNext Games. Segment OIBDA for fiscal 2018 decreased approximately $95 million due to the new releases and initiatives at FoxNext Games. The strengthening of local currencies against the U.S. dollar resulted in a Segment OIBDA increase of approximately $75 million for fiscal 2018, as compared to fiscal 2017.

Fiscal 2017 versus Fiscal 2016

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$4,689	$4,154	13%
Add
Amortization of cable distribution investments	65	75	(13)%
Depreciation and amortization	553	530	4%
Impairment and restructuring charges	315	323	(2)%
Equity losses of affiliates	41	34	21%
Interest expense, net	1,219	1,184	3%
Interest income	(36)	(38)	(5)%
Other, net	327	335	2%

Total Segment OIBDA	$7,173	$6,597	9%

The following table sets forth the computation of Total Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues	$28,500	$27,326	4%
Operating expenses	(18,094)	(17,419)	4%
Selling, general and administrative	(3,298)	(3,385)	(3)%
Amortization of cable distribution investments	65	75	(13)%

Total Segment OIBDA	$7,173	$6,597	9%

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2017, as compared to fiscal 2016:

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$16,130	$15,029	7%
Television	5,649	5,105	11%
Filmed Entertainment	8,235	8,505	(3)%
Other, Corporate and Eliminations	(1,514)	(1,313)	(15)%

Total revenues	$28,500	$27,326	4%

	For the years ended June 30,
	2017	2016	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$5,601	$5,145	9%
Television	894	744	20%
Filmed Entertainment	1,051	1,085	(3)%
Other, Corporate and Eliminations	(373)	(377)	1%

Total Segment OIBDA	$7,173	$6,597	9%

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

Domestic Channels

For fiscal 2017, domestic affiliate fee revenue increased, as compared to fiscal 2016, primarily due to higher average rates per subscriber led by Fox News and the RSNs partially offset by the impact of lower average subscribers. Also contributing to the increase were FS1 and FS2 due to higher average rates per subscriber and higher average subscribers and FX Networks due to higher average rates per subscriber. For fiscal 2017, domestic advertising revenue increased, as compared to fiscal 2016, primarily due to higher ratings and pricing at Fox News and the broadcasts of the MLB postseason games at FS1 partially offset by the impact of lower ratings at FX Networks. The increase in domestic content and other revenues for fiscal 2017, as compared to fiscal 2016, was primarily due to the acquisition of the NGS Media Business and higher SVOD revenue.

For fiscal 2017, domestic channels OIBDA increased 10%, as compared to fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $505 million for fiscal 2017, as compared to fiscal 2016, principally due to higher sports rights amortization, including the MLB, NBA and National Association of Stock Car Auto Racing (“NASCAR”) rights at the Company’s sports channels, higher programming and marketing costs related to the launch of new programming at FX Networks and National Geographic and the acquisition of the NGS Media Business.

International Channels

For fiscal 2017, international affiliate fee revenue increased, as compared to fiscal 2016, as a result of local currency growth of 11%, led by additional subscribers and higher rates at FNGI in Latin America and Europe and at STAR. Partially offsetting the affiliate fee increase for fiscal 2017 was the adverse impact of the strengthening of the U.S. dollar against local currencies. For fiscal 2017, international advertising revenues decreased, as compared to fiscal 2016, as local currency growth at FNGI in Latin America and Europe was more than offset by lower local currency advertising revenue at STAR due to the effect of the Indian government’s demonetization initiatives on the general advertising market in India, a lower volume of cricket matches broadcast in the current year and a decrease in market share. The adverse impact of the strengthening of the U.S. dollar against local currencies also contributed to the decrease in international advertising revenue. The increase in international content and other revenues for fiscal 2017, as compared to fiscal 2016, was primarily due to higher network and syndication revenues in Latin America and Asia at FNGI partially offset by lower syndication revenues related to sports rights at STAR.

For fiscal 2017, international channels OIBDA increased 4%, as compared to fiscal 2016, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased approximately $125 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher entertainment programming rights amortization at FNGI in Europe and Latin America and at STAR partially offset by lower sports programming amortization at STAR, due to lower volume of cricket matches broadcast in the current year.

Television (20% and 19% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

For fiscal 2017, revenues at the Television segment increased $544 million, or 11%, as compared to fiscal 2016, primarily due to higher advertising, affiliate fee and content and other revenues. Advertising revenue increased 8% for fiscal 2017, as compared to fiscal 2016, primarily due to revenues resulting from the broadcast of Super Bowl LI in February 2017 of approximately $425 million after agency commissions, the MLB World Series which benefited from higher ratings and two additional games, higher political advertising related to the 2016 U.S. elections, the broadcast of one additional NFL divisional playoff game and higher ratings and pricing of the NFL postseason. Partially offsetting these increases in advertising revenue were lower entertainment advertising revenue at both FOX and the Company’s television stations due to lower entertainment ratings at FOX as compared to fiscal 2016, which included the final season of American Idol and the Emmy Awards, and lower ratings for the broadcast of the NFL regular season. Affiliate fee revenue increased 14% for fiscal 2017, as compared to fiscal 2016, as a result of higher rates. Content and other revenues increased 45% for fiscal 2017, as compared to fiscal 2016, primarily due to higher SVOD revenue at FOX and revenue generated by one of the Company’s television stations granting a license to permit the commercial use of adjacent wireless spectrum in that market.

For fiscal 2017, Television Segment OIBDA increased $150 million, or 20%, as compared to fiscal 2016, primarily due to the revenue increases noted above, partially offset by higher expenses of $394 million, or 9%, as compared to fiscal 2016. Operating expenses increased approximately $440 million for fiscal 2017, as compared to fiscal 2016, primarily due to higher sports programming rights amortization and production costs at FOX, including Super Bowl LI and one additional NFL divisional playoff game, and higher advertising and promotion costs at FOX related to new television series. Partially offsetting these increases in operating expenses were a decrease in entertainment programming rights amortization at FOX, primarily due to the absence of American Idol and the mix of programming in the current year compared to the prior year. The increase in operating expenses noted above was partially offset by a decrease in selling, general and administrative expenses.

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

For fiscal 2017, Filmed Entertainment Segment OIBDA decreased $34 million, or 3%, as compared to fiscal 2016, primarily due to the revenue decreases noted above partially offset by lower expenses of $236 million, or 3%. For fiscal 2017, operating expenses decreased approximately $200 million, as compared to fiscal 2016, primarily due to lower production amortization and participation costs and lower marketing costs related to motion picture productions due to the mix of theatrical releases in the current period compared to the prior year partially offset by higher production amortization and participation costs related to television productions due to the number and mix of television series delivered in the current period compared to the prior year. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $50 million for fiscal 2017, as compared to fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2018, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

As of June 30, 2018, the Company’s consolidated assets included $7.6 billion in cash and cash equivalents, of which approximately $1.1 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which, for certain balances, may result in higher effective tax rates and higher cash paid for income taxes for the Company. As a result of the Tax Act, the Company will continue to evaluate whether or not to assert indefinite reinvestment on a part or all the foreign undistributed earnings as further guidance becomes available.

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

Sources and Uses of Cash – Fiscal 2018 vs. Fiscal 2017

Net cash provided by operating activities for fiscal 2018 and 2017 was as follows (in millions):

For the years ended June 30,	2018	2017
Net cash provided by operating activities from continuing operations	$4,227	$3,795

The increase in net cash provided by operating activities during fiscal 2018, as compared to fiscal 2017, is primarily due to lower production spending for motion picture productions and a decrease in taxes paid partially offset by lower operating results.

Net cash used in investing activities for fiscal 2018 and 2017 was as follows (in millions):

For the years ended June 30,	2018	2017
Net cash used in investing activities from continuing operations	$(1,177)	$(752)

The increase in net cash used in investing activities during fiscal 2018, as compared to fiscal 2017, was primarily due to cash paid related to the premium for the foreign currency option contract, additional investments in Hulu and higher capital expenditures partially offset by cash received from the Federal Communications Commission’s reverse auction for broadcast spectrum (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Fiscal 2017” under the subheading “Other”).

Net cash used in financing activities for fiscal 2018 and 2017 was as follows (in millions):

For the years ended June 30,	2018	2017
Net cash used in financing activities from continuing operations	$(1,464)	$(1,291)

The increase in net cash used in financing activities during fiscal 2018, as compared to fiscal 2017, was primarily due to net repayments over borrowings in the current year partially offset by the absence of stock repurchases in fiscal 2018.

Stock Repurchase Program

The Company has a stock repurchase program, but did not repurchase any of its Class A Common Stock or Class B Common Stock during fiscal 2018. Pursuant to the Amended and Restated Merger Agreement, the Company is prohibited from repurchasing any additional shares without Disney’s consent (See Note 12 – Stockholders’ Equity to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”).

Dividends

The total dividends paid in fiscal 2018 were $0.36 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2018, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock, resulting in a prospective annual dividend of $0.36 per share. The dividend declared is payable on October 17, 2018 with a record date for determining dividend entitlements of September 12, 2018.

Based on the number of shares outstanding as of June 30, 2018 and the prospective annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2019 is approximately $665 million.

Sources and Uses of Cash – Fiscal 2017 vs. Fiscal 2016

Net cash provided by operating activities for fiscal 2017 and 2016 was as follows (in millions):

For the years ended June 30,	2017	2016
Net cash provided by operating activities from continuing operations	$3,795	$3,142

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

Net cash used in financing activities for fiscal 2017 and 2016 was as follows (in millions):

For the years ended June 30,	2017	2016
Net cash used in financing activities from continuing operations	$(1,291)	$(5,424)

The decrease in net cash used in financing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to fewer shares repurchased partially offset by a decrease in net borrowings.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for fiscal 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Borrowings
Notes due 2026 and 2046(a)	$-	$842	$-
Notes due 2025 and 2045(a)	-	-	987
Bank loans(b)	1,469	76	373

Total borrowings	$1,469	$918	$1,360

Repayment of borrowings
Notes due May 2018(c)	$(350)	$-	$-
Notes due October 2016(c)	-	(400)	-
Notes due October 2015(c)	-	-	(200)
Bank loans(b)	(1,522)	(173)	(487)

Total repayment of borrowings	$(1,872)	$(573)	$(687)

(a)

See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt - Senior notes issued under August 2009 indenture”.

(b)

The fiscal 2018 activity includes the effect of the amendment to the Yankees Entertainment and Sports Network (the “YES Network”) credit agreement and the current borrowings at STAR (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”). The fiscal 2017 and 2016 activity includes $76 million and $373 million in borrowings, respectively, and $146 million and $379 million in repayments, respectively, under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility.

(c)	See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion under the heading “Public debt – Predecessor indentures”.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of June 30, 2018:

Rating Agency	Senior Debt	Outlook
Moody's(a)	Baa1	Under review
Standard & Poor's(a)	BBB+	Watch developing

(a)

Moody’s and Standard & Poor’s changed the outlook of the Company’s public debt from Stable to Under review and from Watch negative to Watch developing, respectively, in December 2017, following the Company’s announcement of the Transaction (See Note 3 – Acquisitions, Disposals

and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of New Fox”).

Revolving Credit Agreement

21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, is party to a credit agreement providing a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020 (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Revolving Credit Agreement”).

Bridge Credit Agreement

To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement, which was subsequently amended (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”).

Commitments and Contingent Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2018:

	As of June 30, 2018
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,579	$286	$495	$284	$514
Other	353	114	124	63	52
Other commitments
Borrowings	19,680	1,056	1,499	1,401	15,724
Sports programming rights	57,825	6,782	13,984	13,825	23,234
Entertainment programming rights	2,228	1,244	735	221	28
Other commitments and contractual obligations	2,144	649	588	402	505

Total commitments, borrowings and contractual obligations	$83,809	$10,131	$17,425	$16,196	$40,057

The firm commitments above do not include obligations and commitments related to the transactions described in Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

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

	As of June 30, 2018
	Amount of guarantees expiration per period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contingent guarantees
Sports programming rights	$903	$896	$-	$-	$7
Hulu indemnity	113	-	-	113	-
Letters of credit and other	54	47	3	-	4

Total contingent guarantees	$1,070	$943	$3	$113	$11

In addition to the contingent guarantees above, the Company is party to a capital funding agreement related to Hulu.

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

Pension and other postretirement benefits and uncertain tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $36 million and $98 million to its pension plans in fiscal 2018 and 2017, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2019 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2019 (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans).

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

Cable Network Programming and Television

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

As a result of the evaluation of the recoverability of the unamortized costs associated with programming rights, the Company recognized impairment charges of $44 million, $91 million and $92 million in fiscal 2018, 2017 and 2016, respectively, for entertainment programming rights principally relating to programming that it will no longer broadcast (See Note 6 – Inventories, net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The costs of multi-year national sports contracts at FOX and the national sports channels are primarily charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material. The recoverability of certain sports rights contracts for content broadcast on FOX and the national sports channels is assessed on an aggregate basis.

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

During fiscal 2018, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of Twenty-First Century Fox as of June 30, 2018 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

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

For information regarding the impact of the Tax Act, see Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”.

Employee Costs

The measurement and recognition of costs of the Company’s pension and OPEB plans require the use of significant management judgments, including discount rates, expected return on plan assets, future compensation and other actuarial assumptions.

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2018, 2017 and 2016, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and/or through lump sum distributions. These transactions, primarily funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $91 million, $39 million and $75 million for fiscal 2018, 2017 and 2016, respectively, which were included in Other, net in the Consolidated Statements of Operations.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 47% equity securities, 28% fixed income securities and 25% in other investments. The mortality assumptions reflect data from the mortality table released by the Society of Actuaries in fiscal 2015 and subsequently updated in fiscal 2016, 2017 and 2018.

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

The key assumptions used in developing the Company’s fiscal 2018, 2017 and 2016 net periodic pension expense for its plans consist of the following:

	2018	2017	2016
	(in millions, except %)
Discount rate used to determine net periodic benefit costs	3.9%	3.8%	4.7%
Assets
Expected rate of return	6.9%	6.9%	6.9%
Actual return	$77	$163	$19
Expected return	94	89	97

(Loss) / Gain	$(17)	$74	$(78)

One year actual return	5.9%	13.2%	2.0%
Five year actual return	6.6%	6.9%	4.8%
Ten year actual return	5.5%	4.8%	4.7%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and U.K. as of the measurement date. The Company will utilize a weighted average discount rate of 4.2% in calculating the fiscal 2019 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 6.7% for fiscal 2019 based principally on future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2018 were $449 million which decreased from $584 million as of June 30, 2017. This decrease of $135 million was primarily due to the settlement of pension obligations through the purchase of a group annuity contract and through lump sum distributions and the recognition of deferred losses related to amortization. The accumulated pre-tax net losses as of June 30, 2018 were primarily the result of changes in discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $36 million, $98 million and $195 million to its pension plans in fiscal 2018, 2017 and 2016, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2019 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $5 million	Increase $60 million
0.25 percentage point increase in discount rate	Decrease $5 million	Decrease $56 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	-

Fiscal 2019 net periodic pension expense for the Company’s pension plans is expected to be approximately $65 million, which is consistent with fiscal 2018.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly-owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are generally available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling and Canadian Dollars, to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into foreign currency option contracts to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contracts do not qualify for hedge accounting and therefore have been treated as economic hedges (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky Acquisition”). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of June 30,
	2018	2017
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$12,889	$12,529
Foreign currency sales	18	51

Aggregate notional amount	$12,907	$12,580

Notional Amount (Hedge type)
Cash flow hedges	$119	$209
Economic hedges	12,788	12,371

Aggregate notional amount	$12,907	$12,580

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset	$6	$38

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(17)	$(53)

Interest Rates

The Company's current financing arrangements and facilities include approximately $18.4 billion of outstanding fixed-rate debt and, at the YES Network and STAR India, approximately $1.2 billion and $73 million, respectively, of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2018, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2018	2017
	(in millions)
Fair Value
Borrowings: liability(a)	$(22,591)	$(23,853)
Interest rate swaps: asset(b)	8	1
Total fair value of financial instruments with exposure to interest rate risk: liability	$(22,583)	$(23,852)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(882)	$(859)

(a)	The change in the fair values of the Company’s borrowings is primarily due to the effect of changes in interest rates and lower average debt outstanding.
(b)	The notional amount of interest rate swap contracts outstanding was $608 million and $663 million as of June 30, 2018 and 2017, respectively.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s investment in an equity method affiliate. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2018	2017
	(in millions)
Fair Value
Total fair value of common stock investments	$13,241	$8,713

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,324)	$(871)

(a)

A hypothetical decrease would not result in a material adjustment recognized in the Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2018, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2018, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2018, and the related notes and our report dated August 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

August 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

New York, New York

August 13, 2018

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2018	2017	2016
Revenues	$30,400	$28,500	$27,326
Operating expenses	(19,769)	(18,094)	(17,419)
Selling, general and administrative	(3,668)	(3,298)	(3,385)
Depreciation and amortization	(584)	(553)	(530)
Impairment and restructuring charges	(72)	(315)	(323)
Equity losses of affiliates	(138)	(41)	(34)
Interest expense, net	(1,248)	(1,219)	(1,184)
Interest income	39	36	38
Other, net	(550)	(327)	(335)

Income from continuing operations before income tax benefit (expense)	4,410	4,689	4,154
Income tax benefit (expense)	364	(1,419)	(1,130)

Income from continuing operations	4,774	3,270	3,024
Loss from discontinued operations, net of tax	(12)	(44)	(8)

Net income	4,762	3,226	3,016
Less: Net income attributable to noncontrolling interests	(298)	(274)	(261)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$4,464	$2,952	$2,755

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$4,476	$2,996	$2,763

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$2.42	$1.62	$1.42

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$2.41	$1.61	$1.42

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$2.41	$1.59	$1.42

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$2.40	$1.59	$1.42

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2018	2017	2016
Net income	$4,762	$3,226	$3,016
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(160)	62	(147)
Cash flow hedges	(1)	28	(12)
Unrealized holding gains (losses) on securities	132	-	(4)
Benefit plan adjustments	100	102	(98)
Equity method investments	(51)	(60)	(321)

Other comprehensive income (loss), net of tax	20	132	(582)

Comprehensive income	4,782	3,358	2,434

Less: Net income attributable to noncontrolling interests(a)	(298)	(274)	(261)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(3)	(6)	8

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$4,481	$3,078	$2,181

(a)

Net income attributable to noncontrolling interests includes $118 million, $138 million and $114 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,622	$6,163
Receivables, net	7,120	6,625
Inventories, net	3,669	3,101
Other	922	545

Total current assets	19,333	16,434

Non-current assets
Receivables, net	724	543
Investments	4,112	3,902
Inventories, net	7,518	7,452
Property, plant and equipment, net	1,956	1,781
Intangible assets, net	6,101	6,574
Goodwill	12,768	12,792
Other non-current assets	1,319	1,394

Total assets	$53,831	$50,872

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,054	$457
Accounts payable, accrued expenses and other current liabilities	3,248	3,451
Participations, residuals and royalties payable	1,748	1,657
Program rights payable	1,368	1,093
Deferred revenue	826	728

Total current liabilities	8,244	7,386

Non-current liabilities
Borrowings	18,469	19,456
Other liabilities	3,664	3,616
Deferred income taxes	1,892	2,782
Redeemable noncontrolling interests	764	694
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,612	12,406
Retained earnings	8,934	5,315
Accumulated other comprehensive loss	(2,001)	(2,018)

Total Twenty-First Century Fox, Inc. stockholders' equity	19,564	15,722
Noncontrolling interests	1,234	1,216

Total equity	20,798	16,938

Total liabilities and equity	$53,831	$50,872

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,054,032,541 shares and 1,052,536,963 shares issued and outstanding, net of 123,687,371 treasury shares at par as of June 30, 2018 and 2017, respectively.

(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of June 30, 2018 and 2017.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$4,762	$3,226	$3,016
Less: Loss from discontinued operations, net of tax	(12)	(44)	(8)

Income from continuing operations	4,774	3,270	3,024
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	584	553	530
Amortization of cable distribution investments	69	65	75
Impairment and restructuring charges	72	315	323
Equity-based compensation	204	126	196
Equity losses of affiliates	138	41	34
Cash distributions received from affiliates	235	186	351
Other, net	550	327	335
CLT20 contract termination costs(a)	-	-	(420)
Deferred income taxes and other taxes	(903)	89	466
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(801)	(441)	(332)
Inventories net of program rights payable	(422)	(1,030)	(721)
Accounts payable and accrued expenses	401	221	46
Other changes, net	(674)	73	(765)

Net cash provided by operating activities from continuing operations	4,227	3,795	3,142

INVESTING ACTIVITIES
Property, plant and equipment	(551)	(377)	(263)
Acquisitions, net of cash acquired	(7)	(75)	(916)
Investments in equity affiliates	(444)	(128)	(182)
Proceeds from dispositions, net	365	-	-
Other investing activities, net	(540)	(172)	(277)

Net cash used in investing activities from continuing operations	(1,177)	(752)	(1,638)

FINANCING ACTIVITIES
Borrowings	1,469	918	1,360
Repayment of borrowings	(1,872)	(573)	(687)
Repurchase of shares	-	(619)	(4,904)
Dividends paid and distributions	(993)	(943)	(821)
Purchase of subsidiary shares from noncontrolling interests	-	(1)	(290)
Other financing activities, net	(68)	(73)	(82)

Net cash used in financing activities from continuing operations	(1,464)	(1,291)	(5,424)

Net decrease in cash and cash equivalents from discontinued operations	(61)	(28)	(20)

Net increase (decrease) in cash and cash equivalents	1,525	1,724	(3,940)
Cash and cash equivalents, beginning of year	6,163	4,424	8,428
Exchange movement on cash balances	(66)	15	(64)

Cash and cash equivalents, end of year	$7,622	$6,163	$4,424

(a)	See Note 5 – Restructuring Programs under the heading “Fiscal 2016”.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional	Retained Earnings and Accumulated Other	Total Twenty-First Century Fox, Inc.
	Common Stock		Common Stock		Paid-In	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Equity	Interests(a)	Equity
Balance, June 30, 2015	1,240	$12	799	$8	$13,427	$3,773	$17,220	$966	$18,186
Net income	-	-	-	-	-	2,755	2,755	147	2,902
Other comprehensive loss	-	-	-	-	-	(574)	(574)	(8)	(582)
Dividends declared	-	-	-	-	-	(586)	(586)	-	(586)
Shares (repurchased) issued, net(b)	(169)	(1)	-	-	(1,011)	(3,854)	(4,866)	-	(4,866)
Other	-	-	-	-	(205)	(83)	(288)	115	(173)

Balance, June 30, 2016	1,071	$11	799	$8	$12,211	$1,431	$13,661	$1,220	$14,881
Net income	-	-	-	-	-	2,952	2,952	136	3,088
Other comprehensive income	-	-	-	-	-	126	126	6	132
Dividends declared	-	-	-	-	-	(668)	(668)	-	(668)
Shares (repurchased) issued, net(b)	(18)	-	-	-	(115)	(407)	(522)	-	(522)
Other	-	-	-	-	310	(137)	173	(146)	27

Balance, June 30, 2017	1,053	$11	799	$8	$12,406	$3,297	$15,722	$1,216	$16,938
Net income	-	-	-	-	-	4,464	4,464	180	4,644
Other comprehensive income	-	-	-	-	-	17	17	3	20
Dividends declared	-	-	-	-	-	(667)	(667)	-	(667)
Shares issued	1	-	-	-	42	-	42	-	42
Other	-	-	-	-	164	(178)	(14)	(165)	(179)

Balance, June 30, 2018	1,054	$11	799	$8	$12,612	$6,933	$19,564	$1,234	$20,798

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Shares repurchased are retired.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following four segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors (collectively, multi-channel video programming distributors) (“MVPDs”) primarily in the United States (“U.S.”) and internationally; Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), nine are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”), one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide; and Other, Corporate and Eliminations, which principally consists of corporate overhead costs and intercompany eliminations.

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

Reclassifications and adjustments

Certain fiscal 2017 and 2016 amounts have been reclassified to conform to the fiscal 2018 presentation. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations.

The Company has reclassified certain fiscal 2017 and 2016 amounts for development and certain other costs from Selling, general and administrative to Operating expenses within the Consolidated Statements of Operations to conform to the fiscal 2018 presentation. These reclassifications did not affect previously reported Revenue, Income from continuing operations before income tax benefit (expense) or Net income in the Consolidated Statements of Operations.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2018 and 2017, these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2018	2017
	(in millions)
Total receivables	$8,232	$7,705
Allowances for returns and doubtful accounts	(388)	(537)

Total receivables, net	7,844	7,168
Less: current receivables, net	(7,120)	(6,625)

Non-current receivables, net	$724	$543

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming and Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming and cable network entertainment programming, which includes acquired series, series produced in-house, movies and other programs, are amortized primarily on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the programming usefulness of the program rights. The recoverability of certain sports rights contracts for content broadcast on FOX and the national sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, amortization of rights is accelerated. The costs of multi-year national sports contracts at FOX and the national sports channels are primarily amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Under the equity method of accounting, the Company includes its investments and amounts due to and from its equity method investees in its Consolidated Balance Sheets. The Company’s Consolidated Statements of Operations include the Company’s share of the investees’ earnings (losses), the Company’s Consolidated Statements of Comprehensive Income include the Company’s share of other comprehensive income (loss) of equity method investees and the Company’s Consolidated Statements of Cash Flows include all cash received from or paid to the investees.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible assets

The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships, film and television libraries, and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset impairments

Investments

Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock prices. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

The Company regularly reviews available-for-sale investment securities and investments accounted for at cost for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value or estimated fair value, the duration of the decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

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

Cable Network Programming and Television

Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from MVPDs for Cable Network Programming and Television are recognized as affiliate fee revenue in the period services are provided.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television productions in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.3 billion, $2.2 billion and $2.4 billion for fiscal 2018, 2017 and 2016, respectively.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2018 or 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2018, the Company did not anticipate nonperformance by any of the counterparties.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On July 1, 2017, the Company adopted ASU 2016-09. In accordance with ASU 2016-09, the Company will prospectively recognize all excess tax benefits and tax deficiencies in Income tax benefit (expense) in the Statements of Operations. In the statement of cash flows, all excess tax benefits are presented retrospectively in Net cash provided by operating activities from continuing operations. In addition, the Company retrospectively adopted the guidance that requires cash paid by the Company when directly withholding shares for tax withholding purposes to be classified as a financing activity in the statement of cash flows. The adoption of ASU 2016-09 resulted in an increase in Net cash provided by operating activities from continuing operations and a corresponding increase in Net cash used in financing activities from continuing operations in the Statement of Cash Flows for fiscal 2017 and 2016. The other aspects of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

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

Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires additional disclosure around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company expects to apply ASU 2014-09 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of initial application as an adjustment to opening retained earnings. The Company has completed its review of contracts for each of the Company’s significant revenue streams and does not expect a material impact on its consolidated financial statements as a result of its adoption of ASU 2014-09. The Company expects that the new standard will impact the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which upon adoption will be recognized as revenue when the customer can begin to use and benefit from the license rather than when the agreement is extended or renewed, under historical GAAP. The new standard will require the Company’s Filmed Entertainment segment to recognize revenues from certain television license deals earlier as opposed to recognizing those license fees over the term of the licenses. Conversely, revenues from certain of the Filmed Entertainment segment’s trademark licensing deals will be recognized over the license terms as opposed to recognition at inception as under historical GAAP. In addition, the Company implemented appropriate changes to the Company’s processes, systems and controls to support the recognition and disclosure requirements under the new standard.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company for annual and interim reporting periods beginning July 1, 2018. In accordance with ASU 2016-01, the Company will prospectively record changes in fair value of available-for-sale investments in net income rather than in Accumulated other comprehensive loss. On July 1, 2018, the Company will record a cumulative-effect adjustment to Retained Earnings for the balance of unrealized holding gains on securities in Accumulated other comprehensive loss as of June 30, 2018 (See Note 12 – Stockholders’ Equity under the heading “Accumulated Other Comprehensive Loss”). Cost method investments that do not have readily determinable fair values will be recognized prospectively at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will be recognized in net income.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements. Since the Company has a significant amount of minimum lease commitments (See Note 15 – Commitments and Contingencies), the Company expects that the impact of recognizing lease assets and liabilities will be significant to the Company’s Consolidated Balance Sheet.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign entities.

The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of June 30, 2018, the Company has not completed its analysis of the accounting for all the tax effects of the Tax Act but has recorded a provisional net tax benefit of $1.5 billion for those items which it could reasonably estimate and which are discussed below. The Company currently anticipates finalizing its provisional amounts by the end of the current calendar year based on future interpretive guidance expected to be issued by the U.S. Treasury and the additional time required to refine calculations. There may be adjustments to the provisional amounts recorded during the measurement period and such adjustments could possibly be material.

For fiscal 2018, the Company recorded a provisional income tax benefit of $1.8 billion to adjust its net deferred tax liability position in accordance with the Tax Act. The net deferred tax liability represents future tax obligations. Among the Company’s more significant net deferred tax liabilities are basis differences and amortization, and sports rights contracts. The final amount of the adjustment to the net deferred tax liability could be revised based on changes in interpretations of the Tax Act and any updates or changes to estimates based on additional information the Company obtains or analyzes.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2018, the Company recorded a provisional liability for the transition tax to a territorial tax system of $139 million. The U.S. federal tax cost for the deemed repatriation is computed at 15.5% for foreign earnings held in liquid assets and 8% for non-liquid assets, reduced by applicable foreign tax credits. This amount is provisional due to additional information and analyses required to determine foreign unremitted earnings, some of which was not previously needed or not yet accumulated.

The Tax Act also imposed new restrictions on the use of foreign tax credits. The Company does not expect it will be able to fully utilize such credits before they expire. As a result, the Company has recorded a provisional tax expense and related increase to its valuation allowance of $158 million.

The transition tax has generally removed U.S. federal taxes on distributions to the U.S. from foreign subsidiaries. Beginning in 2018, the Company will generally not record U.S. federal income tax on its share of the income of the Company’s foreign subsidiaries generated after December 31, 2017, nor will the Company record a benefit for foreign tax credits related to that income. The Company will continue to evaluate whether or not to assert indefinite reinvestment on a part or all the foreign undistributed earnings as further guidance becomes available.

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company would be the fiscal year beginning on July 1, 2018 (fiscal 2019). The Company is still evaluating whether to account for the effects of this provision either as a component of future income tax expense in the period the tax arises or as a component of deferred taxes on the related investments but does not expect there to be a material effect on the financial statements.

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

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During fiscal 2018, 2017 and 2016, the Company announced and/or completed acquisitions as more fully described below. All of the Company’s completed acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values.

The below acquisitions by the Company all support its strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

For fiscal 2017 and 2016, the incremental revenues and Segment OIBDA (as defined in Note 18 – Segment Information), related to the acquisitions below, included in the Company’s consolidated results of operations were not material individually or in the aggregate for each respective year.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2018

Disney Transaction/Distribution of New Fox

On June 20, 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”) and TWDC Holdco 613 Corp., a newly formed holding company and wholly-owned subsidiary of Disney (“New Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017, pursuant to which, among other things, at the closing, the Company will merge with and into a subsidiary of New Disney (the “21CF Merger”), Disney will merge with and into a subsidiary of New Disney (the “Disney Merger,” and together with the 21CF Merger, the “Mergers”), and each of Disney and the Company will become wholly-owned subsidiaries of New Disney. Prior to the consummation of the Mergers, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, FOX Broadcasting Company, Fox Television Stations Group, FS1, FS2, Fox Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the “Hook Stock”)) on a pro rata basis (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will pay the Company a dividend in the amount of $8.5 billion. New Fox will incur indebtedness sufficient to fund the dividend, which indebtedness will be reduced after the Mergers by the amount of a cash payment paid by Disney to New Fox. As the New Fox Separation and New Fox Distribution will be taxable to the Company at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Amended and Restated Merger Agreement (the “Transaction Tax”). The Company will retain all assets and liabilities not transferred to New Fox, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, LLC (“National Geographic Partners”). Regional Sports Networks (“RSNs”), Fox Networks Group International and STAR India (“STAR”), as well as the Company’s interests in Hulu LLC (“Hulu”), Sky plc (“Sky”), Tata Sky Limited and Endemol Shine Group. The foregoing proposed transactions are collectively referred to as the “Transaction”.

Upon consummation of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Mergers (other than (i) shares held in treasury by the Company that are not held on behalf of third parties, (ii) shares that are Hook Stock and (iii) shares held by the Company’s stockholders who have not voted in favor of the 21CF Merger and perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be exchanged for consideration (the “Merger Consideration”) in the form of either cash (the “Cash Consideration”) or a fraction of a share of New Disney common stock (the “Stock Consideration”). The value of the Merger Consideration may fluctuate with the market price of Disney common stock and will, subject to the collar described below, be determined based on the volume-weighted average trading price of a share of Disney common stock on the New York Stock Exchange over the fifteen day consecutive trading day period ending on (and including) the trading day that is three trading days prior to the date of the effective time of the Disney Merger (such price, the “Average Disney Price”). Subject to the election, proration and adjustment procedures set forth in the Amended and Restated Merger Agreement, each share of the Company’s common stock will be exchanged for an amount (such amount, the “Per Share Value”), payable in cash or New Disney common stock, equal to the sum of (i) $19.00 plus (ii) fifty percent (50.0%) of the value (determined based on the Average Disney Price) of a number of shares of Disney common stock equal to the exchange ratio described below. The number of shares of New Disney common stock to be delivered in exchange for each share of the Company’s common stock to the Company’s stockholders electing to receive Stock Consideration will be equal to the Per Share Value divided by the Average Disney Stock Price. If the Average Disney Price is greater than $114.32, then the exchange ratio will be 0.3324. If the Average Disney Price is less than $93.53, then the exchange ratio will be 0.4063. If the Average Disney Price is greater than or equal to $93.53 but less than or equal to $114.32, then the exchange ratio will be an amount equal to $38.00 divided by the Average Disney Price. The Merger Consideration is subject to the proration provisions set forth in the Amended and Restated Merger

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Agreement, which ensure that the aggregate Cash Consideration (before giving effect to the adjustment for transaction taxes) is equal to $35.7 billion. As a result, the form of consideration a stockholder elects to receive may be adjusted such that it may receive, in part, a different form of consideration than the form it elected. Any stockholder of the Company not making an election will receive the Cash Consideration, the Stock Consideration or a combination of both, as determined by the proration provisions of the Amended and Restated Merger Agreement.

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

Under the terms of the Amended and Restated Merger Agreement, Disney will pay the Company $2.5 billion if the Mergers are not consummated under certain circumstances relating to the failure to obtain approvals, or there is a final, non-appealable order preventing the transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws.

On June 27, 2018, the Antitrust Division of the U.S. Department of Justice announced that it cleared the Transaction. The Company, Disney and the U.S. Department of Justice have entered into a consent decree that allows the Transaction to proceed, while requiring New Disney and the Company to sell the RSNs within 90 days following the closing of the Transaction, which consent decree is subject to court approval. At separate special meetings of stockholders on July 27, 2018, the Company’s stockholders adopted the Amended and Restated Merger Agreement, Disney’s stockholders approved the stock issuance, and each company’s stockholders adopted or approved the other proposals voted on at the special meetings.

The consummation of the Transaction remains subject to various conditions, including among others, (i) the consummation of the New Fox Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the Transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The Transaction is expected to be completed in the first half of calendar year 2019.

The Amended and Restated Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the 21CF Merger and restricts the Company, without Disney’s consent, from taking certain specified actions until the Transactions are consummated or the Amended and Restated Merger Agreement is terminated, including making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, and repurchasing or issuing securities outside of existing equity award programs.

In February 2018, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) established a cash bonus retention plan for certain employees of approximately $110 million of which 50% is payable at the time of the Mergers and 50% on the 10-month anniversary of the Mergers, subject to each participant's continued employment through the applicable payment date. The cash bonus retention payment plans are subject to accelerated payment upon the occurrence of certain termination events. In the event the Amended and Restated Merger Agreement is terminated, the payments under the cash-based retention program will be made on the later of December 13, 2019 and the date of such termination. In addition, the Compensation Committee modified certain equity awards and granted additional equity awards to certain executives (See Note 13 – Equity-based Compensation). The modification and grant of equity awards and the cash bonus retention plan resulted in additional compensation expenses of approximately $130 million for fiscal 2018, of which approximately $65 million was included in Selling, general and administrative expenses and the remaining amount was included in Other, net in the Consolidated Statements of Operations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Television Stations Acquisition

In May 2018, the Company entered into a definitive agreement (the “Purchase Agreement”) with Sinclair Broadcast Group, Inc. (“Sinclair”) and Tribune Media Company (“Tribune”) to acquire seven television stations from Tribune for approximately $910 million subject to certain purchase price adjustments. On August 9, 2018, Tribune exercised its right to terminate its merger agreement with Sinclair and correspondingly, the Company’s Purchase Agreement was also terminated.

Other

In fiscal 2018, the Company acquired an additional 10% interest in a RSN, increasing the Company’s ownership interest to 70%, for approximately $100 million. In July 2018, the Company paid in cash the first of four equal annual installments. This transaction was accounted for as the purchase of subsidiary shares from noncontrolling interests (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).

Fiscal 2017

Sky Acquisition

In December 2016, the Company announced it reached agreement with Sky, in which the Company currently has an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company does not already own (the “Sky Acquisition”), at a price of £10.75 per Sky share subject to certain payments of dividends. On July 11, 2018, the Company announced an increased offer price for the Sky Acquisition, of £14.00 per Sky share (approximately $19.9 billion in the aggregate), payable in cash, subject to reduction if certain dividends or other distributions are paid by Sky (the “Increased Offer”). In connection with the Increased Offer, the Company and Sky agreed to amend the surviving provisions of the co-operation agreement entered into on December 15, 2016 between the Company and Sky (the “Co-operation Agreement”), including those provisions regarding the Company switching from a scheme of arrangement to a takeover offer (as that term is defined in the UK Companies Act as defined below) as the method of implementing the Sky Acquisition, such that the restrictions on the level of the acceptance condition for a takeover offer by the Company have been terminated and the Company may reduce the minimum acceptance condition of a contractual offer to a simple majority of all shares of Sky (including those held by the Company and wholly-owned subsidiaries). Such amendment to the Co-operation Agreement also provides that the Company may bring forward or extend the last possible date for announcing that its offer is unconditional as to acceptances so that it is the same as that of any competing bidder for Sky. On August 7, 2018, the Company posted an offer document to Sky shareholders in connection with the Increased Offer and announced that it intends to implement the Sky Acquisition by way of a takeover offer within the meaning of Part 28 of the Companies Act 2006 (the “UK Companies Act”) rather than by means of a scheme of arrangement in accordance with Part 26 of the UK Companies Act, which had been the proposed structure of the Sky Acquisition prior to that date. The Company has noted that the deadline for publication of any revised offer document in respect of its Increased Offer is September 22, 2018.

In connection with the Increased Offer, on July 11, 2018, the Company entered into a letter agreement with Disney, pursuant to which Disney consented to the increased indebtedness that would be incurred by the Company as a result of the Increased Offer. Also, in the event that Disney does not complete the Mergers due to the failure to obtain regulatory approvals or in certain other limited circumstances, Disney has agreed to reimburse the Company for an amount equal to the difference between the cash consideration of £14.00 and £13.00 for each share of Sky purchased by the Company pursuant to the revised terms of the Increased Offer, plus any interest and fees on such amount.

The Sky Acquisition has received unconditional clearance by all competent competition authorities including the European Commission and has been cleared on public interest and plurality grounds. On July 12, 2018, the Sky Acquisition received approval by the UK Secretary of State for Digital, Culture, Media and Sport (the “Secretary of State”), subject to accepted undertakings described below. However,

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Sky Acquisition is conditional on, among other things, the Company securing valid acceptances of the Increased Offer in respect of Sky shares which represent 75% or more of the Sky shares that the Company does not own. The Company reserves the right to reduce this acceptance condition to a simple majority of all Sky shares (including those held by the Company).

In connection with the approval given by the Secretary of State, the Company has undertaken to the Secretary of State to separate the Sky News business into a separate company (“Sky News Newco”), and to transfer the shares in Sky News Newco to Disney or to an alternative suitable third party if Disney does not complete its acquisition of Sky News Newco within a specified period, (the “Sky News Divestment”). The Sky News Divestment is conditional upon the Sky Acquisition completing. The Company shall pay to Sky News NewCo an annual lump sum every year for 15 years from the date of the Sky News Divestment (the “NewCo Funding”), subject to a reduction to reflect the actual amount of revenue received or generated by Sky News NewCo in the relevant financial year. Disney has undertaken to maintain the operating investment in Sky News NewCo at an agreed level (plus inflation) for 15 years from the date of the Sky News Divestment, conditional upon Sky News NewCo receiving the NewCo Funding. Disney has also undertaken to ensure that the total funds available for Sky News Newco, including the funding the Company has undertaken to provide, is no less than £100 million per year for the next 15 years. Disney has undertaken to continue to operate Sky News for a period of 15 years after the Sky News Divestment and may only sell Sky News Newco with the approval of the Secretary of State. Disney and the Company have undertaken that the Sky News Newco board of directors shall consist of directors that are independent of the Company, News Corp, any member of the Murdoch family or companies controlled by the Murdoch family. The Secretary of State announced that the undertakings provided by the Company and Disney had been accepted on July 12, 2018.

If the Company does not acquire 100% of Sky pursuant to the Sky Acquisition or another party has not acquired more than 50% of the ordinary shares of Sky, in each case prior to the completion of the Transaction, Disney will be required to make a mandatory offer for all the outstanding ordinary shares of Sky not already owned by the Company within 28 days of the Transaction closing. On July 13, 2018, the Panel on Takeovers and Mergers of the United Kingdom (the "U.K. Takeover Panel"), ruled that any such offer would be required to be made in cash and at a price of £14.00 for each ordinary share in Sky (the "July 13 Ruling"), which ruling was upheld on August 3, 2018 by the U.K. Takeover Panel’s Hearings Committee on appeal. Certain interested parties have appealed the ruling of the Hearings Committee to the Takeover Appeal Board.

To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”) which was subsequently amended as a result of the Increased Offer. The Bridge Credit Agreement provides for borrowings of up to £15.3 billion (approximately $20.2 billion). Fees under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the Company’s current debt ratings, 21CFA pays a commitment fee on undrawn funds of 0.1% and the initial interest rate on advances will be London Interbank Offered Rate (“LIBOR”) plus 1.125% with subsequent increases every 90 days up to LIBOR plus 1.875%. 21CFA has also agreed to pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate principal amount of the advances and undrawn commitments outstanding at the time. The terms of the Bridge Credit Agreement also include the requirement that 21CFA maintain a certain leverage ratio and limitations with respect to secured indebtedness. The Company purchased a foreign currency exchange option in February 2017, which expired in June 2018, to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. In June 2018, the Company purchased a new foreign currency exchange option for the same objective (See Note 8 – Fair Value under the heading “Foreign Currency Contracts” and Note 22 – Additional Financial Information under the heading “Other, net” for additional information).

The Company believes the Sky Acquisition will result in enhanced capabilities of the combined company, underpinned by a more geographically diverse and stable revenue base, and an improved balance between subscription, affiliate fee, advertising and content revenues.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 25, 2018, Comcast Corporation (“Comcast”) announced a pre-conditional cash offer for the fully diluted share capital of Sky at a price of £12.50 per Sky share (the “Original Comcast Offer”) which was subject to regulatory preconditions (which have now been satisfied) as well as additional closing conditions. Following the announcement of the Original Comcast Offer, on April 25, 2018, the independent committee of the Sky Board of Directors (the “Sky Independent Committee”) withdrew its previously announced recommendation that unaffiliated Sky shareholders vote in favor of the Sky Acquisition and the Company received from Sky a written notice of termination of the Co-operation Agreement. Certain provisions relating to the Company’s conduct of the Sky Acquisition survived the termination of the Co-operation Agreement. As stated above, the Co-operation Agreement has since been further amended on July 11, 2018. On July 11, 2018, Comcast announced a revised cash offer for the fully diluted share capital of Sky at a price of £14.75 per Sky share that was recommended by the Sky Independent Committee.

Any increase in the debt financing for the Sky Acquisition or sale by the Company of its interest in Sky would require Disney’s consent. Completion of the Sky Acquisition is not a condition to either party’s obligation to consummate the Transaction. Completion of the Sky Acquisition will not affect the amount or form of consideration that stockholders of the Company receive in the Transaction.

Other

In March 2017, the FCC concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of approximately $350 million to relinquish spectrum accepted by the FCC as part of the auction. As a result, the spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, has been relinquished to the FCC. The proceeds were received in July 2017 and the Company recorded a pre-tax gain of $102 million for the portion of spectrum relinquished to the FCC prior to June 30, 2018, which was included in Other, net in the Consolidated Statements of Operations for fiscal 2018. The Company will record a nominal pre-tax gain in fiscal 2019 for the remaining spectrum relinquished to the FCC. These television stations will continue broadcasting using the spectrum of the existing FOX owned and operated station in that market.

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21CFA and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively, “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively, the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The consideration transferred to NGS has been allocated as follows: approximately $510 million to indefinite-lived intangible assets related to the trademark license agreement, $105 million to intangible assets consisting primarily of subscriber relationships with useful lives of eight years, $60 million to goodwill on the transaction and other net assets of the NGS Media Business and $55 million to the additional interest in National Geographic Partners.

MAA Television Network

In December 2015, the Company acquired the entirety of the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other

In February 2016, the Company acquired the 7% interest it did not already own in a RSN for $225 million in cash. As a result of this transaction, the Company now owns 100% of the RSN. This transaction was accounted for as the purchase of subsidiary shares from noncontrolling interests (See Note 8 – Fair Value under the heading “Redeemable Noncontrolling Interests”).

NOTE 4. DISCONTINUED OPERATIONS

Separation of News Corp

On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “News Corp Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia.

Effective June 28, 2013, the News Corp Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations” and accordingly the Company deconsolidated News Corp.

News Corp Separation and Distribution Agreement

The News Corp Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions that were necessary to effect the News Corp Separation. It also provides that the Company will indemnify News Corp, on an after-tax basis, as described in Note 15 – Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity”.

Summarized Financial Information

Loss from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Loss before income tax benefit	$(29)	$(54)	$(14)
Income tax benefit	17	10	6

Loss, net of tax	$(12)	$(44)	$(8)

Net cash used in operating activities from discontinued operations for fiscal 2018, 2017 and 2016 were $(61) million, $(28) million and $(20) million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2015, the Company paid approximately $420 million to the Board of Control for Cricket in India (“BCCI”) for the contract termination, including service taxes, of the Champions League Twenty20 (“CLT20”) cricket tournament. As a result of the contract termination, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Facility costs, license fees and other	Total
	(in millions)
Balance, June 30, 2015	$(13)	$(516)	$(529)
Additions	(208)	(23)	(231)
Payments	160	463	623
Other	4	(3)	1

Balance, June 30, 2016	$(57)	$(79)	$(136)
Additions	(202)	(22)	(224)
Payments	135	43	178
Other	5	-	5

Balance, June 30, 2017	$(119)	$(58)	$(177)
Additions	(22)	(6)	(28)
Payments	87	24	111
Other	3	3	6

Balance, June 30, 2018	$(51)	$(37)	$(88)

Restructuring charges are recorded in Impairment and restructuring charges in the Consolidated Statements of Operations. As of June 30, 2018, restructuring liabilities of approximately $57 million were included in Current liabilities and the balance of the accrual was included in Non-current Other liabilities.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2018	2017
	(in millions)
Programming rights
Sports programming rights(a)	$3,676	$3,201
Entertainment programming rights	3,219	3,168
DVDs, Blu-rays and other merchandise	44	64
Filmed entertainment costs
Films
Released, less accumulated amortization	1,249	1,112
Completed, not released	98	398
In production	1,556	1,094
In development or preproduction	221	295

	3,124	2,899

Television productions
Released, less accumulated amortization	743	838
In production, development or preproduction	381	383

	1,124	1,221

Total filmed entertainment costs, less accumulated amortization(b)	4,248	4,120

Total inventories, net	11,187	10,553
Less: current portion of inventories, net(c)	(3,669)	(3,101)

Total non-current inventories, net	$7,518	$7,452

(a)	Sports programming rights will be amortized over a weighted-average useful life of 8 years.
(b)

Does not include $210 million and $241 million of net intangible film library costs as of June 30, 2018 and 2017, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)	Current portion of inventories, net as of June 30, 2018 and 2017 was comprised of programming rights ($3,625 million and $3,037 million, respectively), DVDs, Blu-rays and other merchandise.

As of June 30, 2018, the Company estimated that approximately 71% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2019 and approximately 93% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2019, the Company expects to pay $1,319 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the Consolidated Balance Sheets. As of June 30, 2018, acquired film and television libraries had remaining unamortized film costs that were not material.

The Company evaluates the recoverability of unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectation to utilize the programming rights as part of its ongoing programming plans. The evaluation considers, among other factors, the rapid evolution of digital technology used in the entertainment industry, alternative methods for the delivery and storage of digital content, and the resultant changes in consumer behavior and preferences and advertiser priorities and spending patterns. As a result of the evaluation, the Company recognized impairment charges of $44 million, $91 million and $92 million for entertainment programming rights principally relating to programming that it will no longer broadcast at the Cable Network Programming segment which was recorded in Impairment and restructuring charges in the Consolidated Statements of Operations for fiscal 2018, 2017 and 2016, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of June 30,	As of June 30,
		2018	2018	2017
			(in millions)
Sky(a)(b)	European direct broadcast satellite operator	39%	$3,306	$3,175
Endemol Shine Group(b)	Global multi-platform content provider	50%	188	262
Other investments(c)		various	618	465

Total investments			$4,112	$3,902

(a)

The Company’s investment in Sky had a market value of $13 billion as of June 30, 2018 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 8 – Fair Value). The Company received dividends of approximately $220 million, $170 million and $330 million from Sky for fiscal 2018, 2017 and 2016, respectively.

(b)	Equity method investment.
(c)	Includes an investment of $257 million in available-for-sale securities as of June 30, 2018 (See Note 8 – Fair Value and Note 12 – Stockholders’ Equity).

Equity Losses of Affiliates

The Company’s share of the earnings (losses) of its equity affiliates was as follows:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Sky	$426	$338	$383
Hulu	(445)	(215)	(157)
Other equity affiliates	(119)	(164)	(260)

Total equity losses of affiliates	$(138)	$(41)	$(34)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1 billion as of June 30, 2018 and 2017, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This excess was allocated between finite-lived intangible assets (primarily tradenames), indefinite-lived intangible assets and goodwill. The weighted average useful lives of these finite-lived intangible assets as of June 30, 2018 and 2017 were 17 and 14 years, respectively. In accordance with ASC 350, the Company amortized $21 million, $6 million and $48 million during fiscal 2018, 2017 and 2016, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity losses of affiliates.

Other Equity Affiliates

In fiscal 2016, the Company’s share of the earnings of Other equity affiliates included approximately $220 million of losses recorded by a joint venture comprised of Shine Group, Endemol and CORE Media Group. During the fourth quarter of fiscal 2016, Core Entertainment Inc., which retained a separate capital and management structure under ownership of the joint venture and was consolidated with Endemol and Shine solely for the purposes of financial reporting for the joint venture, was deconsolidated for the purposes of financial reporting upon commencement of its bankruptcy proceedings. The Company’s proportionate share of the loss on deconsolidation and other impairment charges was approximately $95 million which was included in Equity losses of affiliates in the Consolidated Statement of Operations. As a

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

result of Core Entertainment Inc.’s bankruptcy proceedings, the joint venture no longer holds an equity interest in Core Entertainment Inc. The joint venture now consists of the Endemol Shine Group only.

Other

In fiscal 2016, the Company invested approximately $160 million in cash for a minority equity interest in DraftKings, Inc. (“DraftKings”), a leading operator of online fantasy games and contests. The Company accounts for this investment at cost. During fiscal 2016, based on information concerning DraftKings’ then current valuation in a financing transaction, the Company determined that a portion of its investment in DraftKings was impaired and reduced the carrying value by approximately $95 million as reflected in Other, net in the Consolidated Statement of Operations (See Note 22 – Additional Financial Information under the heading “Other, net”).

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

Summarized Financial Information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), accounted for under the equity method was as follows:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Revenues	$18,257	$16,441	$17,818
Operating income	1,293	1,214	1,434
Income from continuing operations	1,033	862	977
Net income	1,033	862	977

	As of June 30,
	2018	2017
	(in millions)
Current assets	$6,286	$7,009
Non-current assets	18,888	18,383
Current liabilities	7,208	7,451
Non-current liabilities	11,436	11,801

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis.

	Fair value measurements
	As of June 30, 2018
	Total	Level 1	Level 2	Level 3(a)
	(in millions)
Assets
Investments(b)	$257	$257	$-	$-
Derivatives(c)	14	-	14	-
Other(d)	73	-	-	73
Redeemable noncontrolling interests	(764)	-	-	(764)

Total	$(420)	$257	$14	$(691)

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3(a)
	(in millions)
Assets
Derivatives(c)	$48	$-	$48	$-
Other(d)	43	-	-	43
Liabilities
Derivatives(c)	(9)	-	(9)	-
Redeemable noncontrolling interests	(694)	-	-	(694)

Total	$(612)	$-	$39	$(651)

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

(b)	Represents investments in available-for-sale securities.
(c)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(d)	Relates to past acquisitions, including contingent consideration agreements.

Contingent Consideration

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of June 30, 2018 and 2017 are related to past acquisitions.

Significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are operating income before depreciation and amortization (“OIBDA”) projections (generally within a 1% - 3% average growth rate range, where applicable) and discount rates (generally within an 8% - 10% range, where applicable). Significant increases (decreases) in growth rates and multiples, assuming no changes in discount rates, would generally result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in contingent consideration classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2018	2017
	(in millions)
Beginning of year	$43	$(36)
Payments	86	83
Measurement adjustments	(56)	(10)
Other	-	6

End of year	$73	$43

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

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Beginning of year	$(694)	$(552)	$(621)
Net income	(118)	(138)	(114)
Issuances	-	-	(73)
Repurchases(a)	101	-	225
Distributions and other	(53)	(4)	31

End of year	$(764)	$(694)	$(552)

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions under the headings “Fiscal 2018” and “Fiscal 2016” under the subheading “Other”.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are OIBDA projections (generally within a 1% - 3% average growth rate range, where applicable) and discount rates (generally 8%, where applicable). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

The fair value of the redeemable noncontrolling interests in the sports networks were primarily determined by (i) applying a multiples-based formula for one of the sports networks and (ii) using a combination of multiples-based and discounted OIBDA valuation model for the other sports networks. As of June 30, 2018, the redeemable noncontrolling interests are not exercisable. Subsequent to June 30, 2018, one minority shareholder’s put right became exercisable in July 2018 and two minority shareholders’ put rights will become exercisable in March 2019. The remaining redeemable noncontrolling interests are currently not exercisable.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of June 30,
	2018	2017
	(in millions)
Borrowings

Fair value	$22,591	$23,853

Carrying value	$19,523	$19,913

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues and the cost of producing or acquiring films and television programming. The Company also entered into foreign currency option contracts to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contracts do not qualify for hedge accounting and therefore have been treated as economic hedges (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition”). The Company’s foreign currency forward contracts, which are primarily denominated in Pounds Sterling and Canadian Dollars, are valued using an income approach.

	As of June 30,
	2018	2017
	(in millions)
Cash Flow Hedges

Notional amount	$119	$209

Fair value	$(2)	$-

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next year.

	As of June 30,
	2018	2017
	(in millions)
Economic Hedges

Notional amount(a)	$12,788	$12,371

Fair value(a)	$8	$38

(a)

Includes foreign currency option contracts to limit the foreign currency exchange rate risk in connection with the Sky Acquisition. As of June 30, 2018, the foreign currency option contract outstanding has a notional amount of $12.8 billion and consists of the foreign currency option and a premium payable of approximately $50 million due on the option expiration date. As of June 30, 2017, the foreign currency option contract outstanding had a notional amount of $12.3 billion. The Company paid a premium of approximately $400 million related to this foreign currency option contract in June 2018 which was included in Other investing activities, net in the Statement of Cash flows. The foreign currency options outstanding as of June 30, 2018 and 2017 had a fair value of $8 million and $38 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach.

	As of June 30,
	2018	2017
	(in millions)
Cash Flow Hedges

Notional amount	$608	$663

Fair value	$8	$1

For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next 18 months.

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

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2018	2017
		(in millions)
Land		$148	$140
Buildings and leaseholds	3 to 40 years	1,553	1,430
Machinery and equipment	3 to 15 years	2,958	2,808

		4,659	4,378
Less: accumulated depreciation and amortization		(2,931)	(2,713)

		1,728	1,665
Construction in progress		228	116

Total property, plant and equipment, net		$1,956	$1,781

Depreciation and amortization related to Property, plant and equipment was $337 million, $299 million and $283 million for fiscal 2018, 2017 and 2016, respectively.

Total operating lease expense was approximately $230 million, $205 million and $200 million for fiscal 2018, 2017 and 2016, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net
	FCC licenses	Other	Total	MVPD affiliate agreements and relationships(a)	Other intangible assets, net(b)	Total	Total intangible assets, net
	(in millions)
Balance, June 30, 2017	$2,408	$1,722	$4,130	$1,714	$730	$2,444	$6,574
Dispositions(c)	(241)	-	(241)	-	-	-	(241)
Amortization	-	-	-	(126)	(121)	(247)	(247)
Other	-	-	-	(1)	16	15	15

Balance, June 30, 2018	$2,167	$1,722	$3,889	$1,587	$625	$2,212	$6,101

(a)

Net of accumulated amortization of $888 million and $762 million as of June 30, 2018 and 2017, respectively. The average useful life of the MVPD affiliate agreements and relationships ranges from 10 to 20 years.

(b)	Net of accumulated amortization of $883 million and $762 million as of June 30, 2018 and 2017, respectively. The average useful life of other intangible assets ranges from three to 20 years.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2017” under the subheading “Other”.

Amortization related to finite-lived intangible assets was $247 million, $254 million and $247 million for fiscal 2018, 2017 and 2016, respectively.

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2019	2020	2021	2022	2023
	(in millions)
Estimated amortization expense(a)	$257	$259	$236	$202	$180

(a)	These amounts may vary as acquisitions and dispositions occur in the future.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Total Goodwill
	(in millions)
Balance, June 30, 2017	$9,849	$1,832	$1,111	$12,792
Other	4	(4)	(24)	(24)

Balance, June 30, 2018	$9,853	$1,828	$1,087	$12,768

The carrying amount of goodwill was net of accumulated impairments of $371 million as of June 30, 2018 and 2017.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Annual Impairment Review

Goodwill

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable transaction and company earnings multiples, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. For the goodwill impairment review as of June 30, 2018, the Company also considered the fair value implied in the Amended and Restated Merger Agreement with Disney (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”). In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Fiscal 2018 and 2017

During fiscal 2018 and 2017, the Company determined that the goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheets as of June 30, 2018 and 2017, respectively, were not impaired.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

	Weighted average interest rate		Outstanding as of June 30,
	as of June 30, 2018	Due date	2018	2017
			(in millions)
Bank loans			$1,301	$1,350
Public debt
Predecessor indentures	7.09%	2018 - 2096	9,829	10,179
Senior notes issued under August 2009 indenture	4.77%	2020 - 2046	8,550	8,550

Total public debt			18,379	18,729

Total principal amount			19,680	20,079
Less: unamortized discount and debt issuance costs			(157)	(166)
Total borrowings			19,523	19,913
Less: current borrowings			(1,054)	(457)

Non-current borrowings			$18,469	$19,456

Bank loans

In December 2017, the Yankees Entertainment and Sports Network (the “YES Network”) amended its credit agreement to decrease the total size of its credit facility to $1.6 billion, comprised of a secured revolving credit facility and a term loan facility, and to extend the maturity date of the credit agreement to December 2023 (the “YES Credit Agreement”). As of June 30, 2018, the outstanding balances on the term loan facility and secured revolving credit facility were approximately $1.1 billion and $145 million, respectively. The maximum amount available under the secured revolving credit facility is $500 million. The material terms of the YES Credit Agreement include various financial and restrictive covenants. The YES Credit Agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network. At the election of the YES Network, the YES Credit Agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. The YES Network pays a commitment fee on undrawn funds (currently 0.225%) that is determined by the total leverage ratio. Principal payments with respect to the term loan are required quarterly. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions. The YES Credit Agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met.

In March 2018, STAR entered into a term loan agreement (the “STAR Term Loan”) among STAR as borrower, the Company as parent guarantor, JPMorgan Chase Bank, N.A. as original lender and IDBI Trusteeship Services Limited as agent. The term loan agreement is comprised of an Indian rupee (“INR”) 5 billion (approximately $73 million) unsecured term loan facility with a maturity date of March 2021. The term loan facility bears interest at the Financial Benchmarks India Pvt. Ltd. Treasury Bills rate for three month terms plus a margin. The term loan facility is callable and may be redeemed, in whole or in part, every three months.

In addition to the STAR Term Loan, STAR has entered into various unsecured credit facilities (the “STAR Credit Facilities”) that are available for working capital and for acquiring programming rights. These credit facilities are uncommitted and are reviewed periodically for renewal. The credit facilities had a total capacity for borrowings of INR 13.7 billion (approximately $200 million) as of June 30, 2018, which was subsequently increased to INR 21.7 billion (approximately $315 million). As of June 30, 2018, the outstanding balance on the credit facilities was nil. Borrowings under the credit facilities are due on

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

demand by the lenders providing up to 60 days’ notice. Borrowings with on demand repayment terms are presented as Current borrowings in the Consolidated Balance Sheets.

Public debt - Predecessor indentures

The Company has issued notes under indentures prior to 2009, by and among 21CFA, the Company as Parent Guarantor and the applicable trustee. These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

Included in the predecessor indentures as of June 30, 2017 was $350 million of 7.25% Senior Notes which were retired in May 2018.

In October 2016, the Company retired $400 million of 8.00% Senior Notes.

In October 2015, the Company retired $200 million of 7.60% Senior Notes.

The Company does not intend to issue any new debt under these indentures.

Public debt - Senior notes issued under August 2009 indenture

The Company has issued notes under the Indenture, dated August 25, 2009, as amended and restated on February 16, 2011, by and among 21CFA, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

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

Current Borrowings

Included in Borrowings within Current liabilities as of June 30, 2018 was $250 million of 8.25% Senior Notes that were retired in August 2018, $700 million of 6.90% Senior Notes that are due in March 2019, principal payments on the YES Network term loan facility of $31 million that are due in the next 12 months and $73 million related to the STAR Term Loan.

Revolving Credit Agreement

In May 2015, 21CFA entered into a credit agreement (the “Credit Agreement”) among 21CFA as Borrower, the Company as Parent Guarantor, the lenders party thereto, the issuing banks party thereto,

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Bridge Credit Agreement

See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition”.

Note 12. STOCKHOLDERS’ Equity

Common Stock and Preferred Stock

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2018, there were approximately 28,800 holders of record of shares of Class A Common Stock and 6,400 holders of record of shares of Class B Common Stock.

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

Under the Twenty-First Century Fox Restated Certificate of Incorporation, the Board is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

The Board had previously authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. As of June 30, 2018, the Company’s remaining buyback authorization was approximately $3.1 billion representing $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Amended and Restated Merger Agreement (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”), the Company is prohibited from repurchasing any additional shares without Disney’s consent.

The following table summarizes the Company’s repurchases of its Class A Common Stock:

	For the years ended June 30,
	2017	2016
	(in millions)
Total cost of repurchases	$542	$4,982
Total number of shares repurchased	21	172

The Company did not repurchase any of its Class A Common Stock during fiscal 2018 or Class B Common Stock during the three-year period ended June 30, 2018.

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the years ended June 30,
	2018	2017	2016
Cash dividend paid per share	$0.36	$0.36	$0.30

Subsequent to June 30, 2018, the Company declared a semi-annual dividend of $0.18 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 17, 2018 with a record date for determining dividend entitlements of September 12, 2018.

Comprehensive Income

Comprehensive income is reported in the Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, gains (losses) on cash flow hedges, unrealized holding gains and losses on securities, benefit plan adjustments and the Company’s share of other comprehensive income (losses) of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the year ended June 30, 2018
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(161)	$1	$(160)

Other comprehensive loss(a)	$(161)	$1	$(160)

Cash flow hedges
Unrealized gains	$11	$(4)	$7
Reclassifications realized in net income(b)	(13)	5	(8)

Other comprehensive loss	$(2)	$1	$(1)

Gains on securities
Unrealized gains	$222	$(90)	$132

Other comprehensive income	$222	$(90)	$132

Benefit plan adjustments
Unrealized gains	$20	$(4)	$16
Reclassifications realized in net income(c)	129	(45)	84

Other comprehensive income	$149	$(49)	$100

Equity method investments
Unrealized losses and reclassifications	$(25)	$(26)	$(51)

Other comprehensive loss	$(25)	$(26)	$(51)

	For the year ended June 30, 2017
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$62	$-	$62

Other comprehensive income(a)	$62	$-	$62

Cash flow hedges
Unrealized gains	$27	$(10)	$17
Reclassifications realized in net income(b)	17	(6)	11

Other comprehensive income	$44	$(16)	$28

Benefit plan adjustments
Unrealized gains	$72	$(28)	$44
Reclassifications realized in net income(c)	91	(33)	58

Other comprehensive income	$163	$(61)	$102

Equity method investments
Unrealized losses and reclassifications	$(67)	$7	$(60)

Other comprehensive loss	$(67)	$7	$(60)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2016
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(149)	$2	$(147)

Other comprehensive loss(a)	$(149)	$2	$(147)

Cash flow hedges
Unrealized losses	$(28)	$11	$(17)
Reclassifications realized in net income(b)	8	(3)	5

Other comprehensive loss	$(20)	$8	$(12)

Gains and losses on securities
Amount reclassified on sale of securities(d)	$(7)	$3	$(4)

Other comprehensive loss	$(7)	$3	$(4)

Benefit plan adjustments
Unrealized losses	$(240)	$74	$(166)
Reclassifications realized in net income(c)	108	(40)	68
		-
Other comprehensive loss	$(132)	$34	$(98)

Equity method investments
Unrealized losses and reclassifications	$(364)	$43	$(321)

Other comprehensive loss	$(364)	$43	$(321)

(a)	Foreign currency translation adjustments include $3 million, $6 million and $(8) million for fiscal 2018, 2017 and 2016, respectively, relating to noncontrolling interests.
(b)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Consolidated Statements of Operations (See Note 8 – Fair Value for additional information regarding hedging activity).

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Consolidated Statements of Operations (See Note 16 – Pension and Other Postretirement Benefits for additional information).

(d)	Reclassifications of amounts related to gains and losses on securities are included in Other, net in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2018	2017	2016
	(in millions)
Foreign currency translation adjustments	$(1,317)	$(1,154)	$(1,210)
Cash flow hedges	4	5	(23)
Unrealized holding gains on securities	132	-	-
Benefit plan adjustments	(307)	(407)	(509)
Equity method investments	(513)	(462)	(402)

Accumulated other comprehensive loss, net of tax	$(2,001)	$(2,018)	$(2,144)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EQUITY-BASED COMPENSATION

2013 Long-Term Incentive Plan

In October 2013, the Company adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”), under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2013 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. Stock options awarded under the 2013 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2013 Plan replaced the 2005 Long-Term Incentive Plan (the “2005 Plan” and together with the 2013 Plan, the “Plans”) under which no additional stock options, PSUs, restricted stock or RSUs will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2013 Plan is 87.5 million shares plus any residual shares that returned from the 2005 Plan. As of June 30, 2018, the remaining number of shares available for issuance under the 2013 Plan was approximately 64 million. Of the shares available for future issuance under the 2013 Plan, a maximum of 56 million shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of June 30, 2018. The Company will issue new shares of Class A Common Stock upon vesting of stock-settled PSUs and RSUs. The Company currently has no stock options outstanding.

Commencing with the fiscal 2017 awards granted, each eligible person is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the award period. Any such dividend equivalent units shall be subject to the same terms and conditions which apply to the underlying award and will convert to shares of Class A Common Stock, if at all, on the payment date, only to the extent that the underlying award has been earned.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, 2017 and 2016, a total of approximately 6.8 million, 7.4 million and 6.2 million PSUs were granted, respectively, and will primarily be settled in shares of Class A Common Stock. PSUs granted to employees in certain foreign locations are settled in cash.

In February 2018, the Compensation Committee determined that, upon vesting, the outstanding PSU awards for the fiscal 2016-2018 performance period granted to all participants in the PSU award program, including the Company’s named executive officers, will be paid out based on the target number of PSUs awarded in accordance with the original vesting schedule. As of June 30, 2018, there were approximately 5.0 million PSUs outstanding for the 2016-2018 performance period (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”).

Retention Awards

The Compensation Committee made a special grant of approximately 5.9 million restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including named executive officers. The Retention RSU grants will vest 50% at the time of the Mergers and 50% on the 15-month anniversary of the Mergers, subject to each executive’s continued employment through the applicable vesting date. The Retention RSU grants will be subject to accelerated vesting upon the occurrence of certain termination events. In the event the Amended and Restated Merger Agreement is terminated, the Retention RSU grants will vest on the later of December 13, 2019 and the date of such termination (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of New Fox”).

The following table summarizes the activity related to the Company’s target PSUs and RSUs to be settled in stock (PSUs and RSUs in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	15,991	$28.44	13,842	$32.83	14,024	$30.61
Granted	12,746	32.31	7,408	24.38	7,162	29.60
Vested(a)	(2,638)	34.79	(2,873)	35.20	(6,365)	25.54
Cancelled	(1,792)	30.66	(2,386)	33.18	(979)	24.81

Unvested units at the end of the year(b)	24,307	$29.62	15,991	$28.44	13,842	$32.83

(a)	The fair value and intrinsic value of the Company’s PSUs that vested during fiscal 2018, 2017 and 2016 was $74 million, $69 million and $173 million, respectively.
(b)	The intrinsic value of unvested target PSUs and RSUs as of June 30, 2018 was approximately $1.2 billion.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Equity-based compensation	$254	$126	$203

Intrinsic value of all settled equity-based awards(a)	$75	$81	$198

Tax benefit on vested equity-based awards	$24	$27	$71

(a)	Includes cash-settled PSUs and RSUs.

As of June 30, 2018, the Company’s total estimated compensation cost, not yet recognized, related to equity-based awards for all plans presented was approximately $300 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 14. RELATED PARTIES

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell programming and purchase and/or sell advertising. The following table sets forth the net revenue from related parties included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Related party revenue, net of expense	$1,521	$1,039	$851

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Consolidated Balance Sheets:

	As of June 30,
	2018	2017
	(in millions)
Accounts receivable from related parties	$898	$568
Accounts payable to related parties	77	107

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2018:

	As of June 30, 2018
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases and service agreements
Land and buildings	$1,579	$286	$495	$284	$514
Other	353	114	124	63	52
Other commitments
Borrowings	19,680	1,056	1,499	1,401	15,724
Sports programming rights	57,825	6,782	13,984	13,825	23,234
Entertainment programming rights	2,228	1,244	735	221	28
Other commitments and contractual obligations	2,144	649	588	402	505

Total commitments, borrowings and contractual obligations	$83,809	$10,131	$17,425	$16,196	$40,057

The firm commitments above do not include obligations and commitments related to the transactions described in Note 3 – Acquisitions, Disposals and Other Transactions.

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

	As of June 30, 2018
	Amount of guarantees expiration per period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contingent guarantees
Sports programming rights	$903	$896	$-	$-	$7
Hulu indemnity	113	-	-	113	-
Letters of credit and other	54	47	3	-	4

Total contingent guarantees	$1,070	$943	$3	$113	$11

In addition to the contingent guarantees above, the Company is party to a capital funding agreement related to Hulu (See “Hulu indemnity” below).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2048. Included in the total amount committed for operating leases of land and buildings of $1.6 billion, are approximately $175 million for office facilities that have been sub-leased to News Corp.

Sports programming rights

Under the Company’s contracts with the National Football League (“NFL”), remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through the 2022 NFL season.

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

Under the Company’s contract with the BCCI, remaining future minimum payments for the Indian Premier League’s (“IPL”) global media and digital cricket broadcast rights are payable over the remaining term of the contract through 2022. In connection with the agreement with the BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligations.

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

Other commitments and contractual obligations

Primarily includes obligations relating to deferred and contingent consideration related to business combinations, multi-media rights agreements, television rating services agreements, distribution agreements, marketing agreements and contracts for capital expenditures.

Hulu indemnity

The Company owns an equity interest in Hulu, which is considered a variable interest entity under ASC 810-10. However, the Company is not the primary beneficiary and hence accounts for its investment under the equity method. The Company has guaranteed $113 million of Hulu’s $338 million five-year term loan due in August 2022. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheets in Other liabilities.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, Hulu issued a 10% equity interest to a new investor thereby diluting the Company’s ownership from 33% to 30%. For a period of up to 36 months, under certain limited circumstances arising from regulatory review, the new investor may put its shares to Hulu or Hulu may call the shares from the new investor. If Hulu is required to fund the repurchase of shares from the new investor, the Company has agreed to make an additional capital contribution of up to approximately $300 million to Hulu. As a result of these conditions, the Company will record a gain on the dilution of its ownership interest upon resolution of the contingency. The Company will continue to account for its interest in Hulu as an equity method investment.

In fiscal 2016, the Company invested approximately $50 million in Hulu to maintain its ownership percentage at that time. In addition, in fiscal 2018 and 2017, the Company invested approximately $430 million and $100 million, respectively, in Hulu to maintain its ownership percentage and has committed to an additional investment of approximately $225 million in fiscal 2019.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2018 was $655 million (See Note 16 – Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

Fox News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s Fox News Channel business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their insurers to make a payment in the amount of $90 million to the Company, less approximately $22 million of attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. Such amount was paid pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds,

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

subject to a claims release. In addition to the payment to the Company, the Settlement Agreement provides that the Company shall put in place governance and compliance enhancements, including the creation of the Fox News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief Agreement agreed to by the parties in connection with the Settlement Agreement. These governance and compliance enhancements, which the Company has implemented, shall remain in effect for five years. No stockholder objected to either the settlement or the proposed fee award at the settlement hearing on February 9, 2018. The Court approved the settlement and entered a final order and judgment on February 9, 2018. Accordingly, the Company received a cash payment and recorded the net settlement of $68 million in Other, net in the Consolidated Statement of Operations for fiscal 2018.

U.K. Newspaper Matters Indemnity

In connection with the News Corp Separation, the Company and News Corp agreed in the News Corp Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the News Corp Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). Pursuant to the Indemnity, the Company made payments of $61 million, $28 million and $20 million to News Corp during fiscal 2018, 2017 and 2016, respectively. The liability recorded in the Consolidated Balance Sheets related to the indemnity was approximately $50 million and $80 million as of June 30, 2018 and 2017, respectively.

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

NOTE 16. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2018, 2017 and 2016, the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of group annuity contracts and/or through lump sum distributions. These transactions, primarily funded with pension plan assets, resulted in pre-tax settlement losses related to the recognition of accumulated deferred actuarial losses of $91 million, $39 million and $75 million for fiscal 2018, 2017 and 2016, respectively, which were included in Other, net in the Consolidated Statements of Operations.

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2018, 2017 and 2016.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2018	2017	2018	2017
	(in millions)
Projected benefit obligation, beginning of the year	$1,983	$2,019	$171	$187
Service cost	57	58	2	3
Interest cost	63	59	6	5
Benefits paid	(27)	(23)	(8)	(8)
Settlements(a)	(261)	(145)	-	-
Actuarial (gains) losses(b)	(27)	19	(10)	(16)
Foreign exchange rate changes	2	(2)	-	-
Other	1	(2)	-	-

Projected benefit obligation, end of the year	1,791	1,983	161	171

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	1,471	1,381	-	-
Actual return on plan assets	77	163	-	-
Employer contributions	36	98	8	8
Benefits paid	(27)	(23)	(8)	(8)
Settlements(a)	(261)	(145)	-	-
Foreign exchange rate changes	1	(3)	-	-

Fair value of plan assets, end of the year	1,297	1,471	-	-

Funded status(c)	$(494)	$(512)	$(161)	$(171)

(a)

Represents the full settlement of former employees deferred pension benefit obligations through lump sum payments and, in fiscal 2018, also by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract.

(b)	The pension benefit actuarial gains for June 30, 2018 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations offset by net changes to other assumptions.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The actuarial losses for June 30, 2017 were mainly due to a change in the U.K. discount rate assumption utilized in measuring plan obligations.
(c)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2018 and 2017 was approximately $265 million and $260 million, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2018	2017	2018	2017
	(in millions)
Accrued pension/postretirement liabilities	$(494)	$(512)	$(161)	$(171)

Net amount recognized	$(494)	$(512)	$(161)	$(171)

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2018	2017	2018	2017
	(in millions)
Actuarial losses	$449	$584	$30	$44
Prior service cost	5	5	-	-

Net amounts recognized	$454	$589	$30	$44

Amounts in Accumulated other comprehensive loss, before tax, expected to be recognized as a component of net periodic benefit costs in fiscal 2019:

	As of June 30, 2018
	Pension benefits	Postretirement benefits
	(in millions)
Actuarial losses	$28	$2
Prior service cost	1	-

Net amounts expected to be recognized	$29	$2

Accumulated pension benefit obligations as of June 30, 2018 and 2017 were $1,610 million and $1,796 million, respectively. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2018	2017	2018		2017
	(in millions)
Projected benefit obligation	$1,505	$1,672	$286		$311
Accumulated benefit obligation	1,337	1,500	273		296
Fair value of plan assets	1,297	1,471	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2018 and 2017 was approximately $265 million and $260 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded plans		Unfunded plans
	As of June 30,
	2018	2017	2018		2017
	(in millions)
Projected benefit obligation	$1,365	$305	$286		$311
Accumulated benefit obligation	1,202	296	273		296
Fair value of plan assets	1,156	254	-	(a)	-	(a)

(a)	The fair value of the assets in the Trust as of June 30, 2018 and 2017 was approximately $265 million and $260 million, respectively.

The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost benefits earned during the period	$57	$58	$67	$2	$3	$3
Interest costs on projected benefit obligations	63	59	89	6	5	7
Expected return on plan assets	(94)	(89)	(97)	-	-	-
Amortization of deferred losses	34	45	30	3	5	3
Other	2	2	1	-	-	-

Net periodic benefit costs	$62	$75	$90	$11	$13	$13

The components of net periodic benefit costs other than the service cost component are included in Other, net in the Consolidated Statements of Operations. Net periodic benefit costs exclude the pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $91 million, $39 million and $75 million for fiscal 2018, 2017 and 2016, respectively, which was included in Other, net in the Consolidated Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2018	2017	2016	2018	2017	2016
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.2%	3.9%	3.8%	4.3%	3.9%	3.7%
Rate of increase in future compensation	4.2%	4.2%	4.3%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	3.9%	3.8%	4.7%	3.9%	3.7%	4.5%
Expected return on plan assets	6.9%	6.9%	6.9%	N/A	N/A	N/A
Rate of increase in future compensation	4.2%	4.3%	4.6%	N/A	N/A	N/A

N/A – not applicable.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the mortality table released by the Society of Actuaries in fiscal 2015, which extends the assumed life expectancy of plan participants, and subsequently updated by the Society of Actuaries in fiscal 2016, 2017 and 2018, which lowered the assumed life expectancy of plan participants.

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2018	Fiscal 2017
Health care cost trend rate	7.8%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2039	2039

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2018:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	$-	$4
One percentage point decrease	-	(4)

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2019	$90	$9
2020	88	9
2021	87	10
2022	90	10
2023	94	10
2024-2028	530	49

The above table shows expected benefits payments for the postretirement benefits net of U.S. Medicare subsidy receipts which are anticipated to be approximately one million dollars per year.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8 – Fair Value, as of June 30, 2018 and 2017:

	As of June 30, 2018
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
ASSETS
Pooled funds(b)
Money market funds	$41	$-	$41	$-
Domestic equity funds	104	104	-	-
International equity funds	230	230	-	-
Domestic fixed income funds	2	2	-	-
International fixed income funds	141	72	-	69
Balanced funds	351	257	-	94
Other	28	5	-	23
Common stocks(c)
U.S. common stocks	193	193	-	-
Government and Agency obligations(d)
Domestic government obligations	17	-	17	-
Domestic agency obligations	19	-	19	-
Corporate obligations(d)	54	-	54	-
Partnership interests	20	-	-	20
Exchange traded funds(c)	42	42	-	-
Other	55	(8)	63	-

Total fair value of plan assets	$1,297	$897	$194	$206

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2017
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
ASSETS
Pooled funds(b)
Money market funds	$100	$-	$100	$-
Domestic equity funds	110	110	-	-
International equity funds	260	260	-	-
Domestic fixed income funds	2	2	-	-
International fixed income funds	148	43	-	105
Balanced funds	396	213	-	183
Other	26	4	-	22
Common stocks(c)
U.S. common stocks	179	179	-	-
Government and Agency obligations(d)
Domestic government obligations	27	-	27	-
Domestic agency obligations	23	-	23	-
International government obligations	1	-	1	-
Corporate obligations(d)	68	-	68	-
Partnership interests	21	-	-	21
Exchange traded funds(c)	42	42	-	-
Other	68	(10)	78	-

Total fair value of plan assets	$1,471	$843	$297	$331

(a)	As a practical expedient, pooled funds are valued at the net asset value (“NAV”) provided by the fund issuer and partnership interests are based on the fair value obtained from the general partner.
(b)	Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published NAV.
(c)	Common stock investments that are publicly traded and exchange traded funds are valued at the closing price reported on active markets in which the securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 47% equity securities, 28% fixed income securities and 25% in other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short-term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2018	2017
Asset Category
Equity securities	45%	41%
Fixed income securities	23	23
Other, including cash	32	36

Total	100%	100%

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

The table below presents the Company’s contributions to multiemployer pension and postretirement plans for fiscal 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Pension benefits	$94	$89	$75
Other benefits	115	117	88
Total contributions	$209	$206	$163

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $81 million, $72 million and $68 million for fiscal 2018, 2017 and 2016, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INCOME TAXES

Income from continuing operations before income tax benefit (expense) was attributable to the following jurisdictions:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
U.S. (including exports)	$3,822	$4,198	$3,767
Foreign	588	491	387

Income from continuing operations before income tax benefit (expense)	$4,410	$4,689	$4,154

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
U.S.
Federal	$97	$826	$466
State & local	51	65	99
Foreign	391	439	99

Total current	539	1,330	664

Deferred and other	(903)	89	466

Provision for income taxes from continuing operations	$(364)	$1,419	$1,130

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax benefit (expense) was:

	For the years ended June 30,
	2018	2017	2016
U.S. federal income tax rate	28%	35%	35%
Impact of U.S. tax reform(a)	(35)	-	-
State and local taxes	2	1	-
Effect of foreign operations	-	(2)	(3)
Adjustments for tax matters, net(b)	(3)	-	1
Valuation allowance movements	2	1	2
Nontaxable income attributable to noncontrolling interests	(2)	(2)	(2)
Domestic production activities deduction	(2)	(3)	(2)
Other(c)	2	-	(4)

Effective tax rate for income from continuing operations	(8)%	30%	27%

(a)	See Note 2 – Summary of Significant Accounting Policies under the heading “U.S. Tax Reform”.
(b)

In fiscal 2018, decreases in the net provision for uncertain tax positions were primarily from the settlement of the federal audit; in fiscal 2016, increases in the net provision for uncertain tax positions were substantially offset by the final settlement of a foreign matter.

(c)	Fiscal 2016 reflects increased tax amortization deductions for certain film and television properties as a result of a ruling that was received by the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2018	2017
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$460	$437
Capital loss carryforwards	35	36
Foreign tax credit carryforwards	170	132
Accrued liabilities	249	741
Other	320	586

Total deferred tax assets	1,234	1,932
Deferred tax liabilities
Basis difference and amortization	(1,019)	(2,333)
Revenue recognition	(437)	(553)
Sports rights contracts	(773)	(917)

Total deferred tax liabilities	(2,229)	(3,803)

Net deferred tax liability before valuation allowance	(995)	(1,871)
Less: valuation allowance	(821)	(714)

Total net deferred tax liabilities	$(1,816)	$(2,585)

The table above reflects the effects of the Tax Act (See Note 2 – Summary of Significant Accounting Policies under the heading “U.S. Tax Reform”).

The Company had deferred tax assets of $76 million and $197 million as of June 30, 2018 and 2017, respectively. The Company also had deferred tax liabilities of $1,892 million and $2,782 million as of June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had $460 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses expire through 2026.

As of June 30, 2018, the Company had $170 million of foreign tax credit carryforwards available to offset certain future income tax expense. As of June 30, 2018, the Company has recorded a provisional tax expense to establish a valuation allowance of $158 million associated with a portion of this tax asset as the Company has determined that it is not more likely than not that the Company will utilize these foreign tax credit carryforwards prior to their expiration (See Note 2 – Summary of Significant Accounting Policies under the heading “U.S. Tax Reform”).

The increase in the valuation allowance to $821 million as of June 30, 2018 was primarily due to the establishment of a valuation allowance against excess foreign tax credits as noted above partially offset by the impact of the change in the federal tax rate in accordance with the Tax Act.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$579	$674	$361
Additions for prior year tax positions	3	3	295
Additions for current year tax positions	16	26	78
Reduction for prior year tax positions	(167)	(124)	(60)

Balance, end of year	$431	$579	$674

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax expense. The Company recorded liabilities for accrued interest of $77 million and $74 million as of June 30, 2018 and 2017, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2018, 2017 and 2016 were not material.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The additions to the balance of uncertain tax positions in fiscal 2018 is primarily attributable to foreign and state matters. During fiscal 2018, the reduction for prior year tax positions results primarily from the completion of the U.S. federal tax audits for fiscal years 2009 through 2013. The U.S. Internal Revenue Service is currently examining fiscal years 2014 and 2015. In addition, the Company’s income tax returns for fiscal years 2010 through 2018 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2018 and 2017, $385 million and $505 million, respectively, would affect the Company’s effective income tax rate, if the Company’s position with respect to the uncertainties is sustained.

The Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to U.S. federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends. Beginning in 2018, the Company will generally not record U.S. federal income tax on its share of the income of the Company’s foreign subsidiaries generated after December 31, 2017, nor will the Company record a benefit for foreign tax credits related to that income. The Company has accumulated historical earnings that upon distribution could be subject to taxation. It is management’s intention to treat these earnings as indefinitely reinvested except to the extent of amounts which were taxed as part of the Company’s transition tax liability. The Company’s long term domestic liquidity needs do not consider repatriation of the undistributed earnings of these subsidiaries. The calculation of the unrecognized deferred tax liability for temporary differences related to the outside basis differentials in the Company’s foreign subsidiaries is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $963 million as of June 30, 2018.

NOTE 18. SEGMENT INFORMATION

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following four segments:

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through MVPDs in the U.S. and internationally.
•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOX, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).
•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead costs and intercompany eliminations.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity losses of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense), Loss from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax benefit (expense) to Total Segment OIBDA for the fiscal years ended June 30, 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Income from continuing operations before income tax benefit (expense)	$4,410	$4,689	$4,154
Add
Amortization of cable distribution investments	69	65	75
Depreciation and amortization	584	553	530
Impairment and restructuring charges	72	315	323
Equity losses of affiliates	138	41	34
Interest expense, net	1,248	1,219	1,184
Interest income	(39)	(36)	(38)
Other, net	550	327	335

Total Segment OIBDA	$7,032	$7,173	$6,597

The following tables set forth the Company’s Revenues and Segment OIBDA for the fiscal years ended June 30, 2018, 2017 and 2016:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Revenues
Cable Network Programming	$17,946	$16,130	$15,029
Television	5,162	5,649	5,105
Filmed Entertainment	8,747	8,235	8,505
Other, Corporate and Eliminations(a)	(1,455)	(1,514)	(1,313)

Total revenues	$30,400	$28,500	$27,326
Segment OIBDA
Cable Network Programming	$6,173	$5,601	$5,145
Television	362	894	744
Filmed Entertainment	962	1,051	1,085
Other, Corporate and Eliminations(b)	(465)	(373)	(377)

Total Segment OIBDA	$7,032	$7,173	$6,597

(a)

Intersegment revenues, generated by the Filmed Entertainment segment, of $1,389 million, $1,406 million and $1,213 million for fiscal 2018, 2017 and 2016, respectively, have been eliminated within the Other, Corporate and Eliminations segment. The balance of intersegment revenues is primarily related to the Cable Network Programming segment.

(b)

Segment OIBDA generated by the Filmed Entertainment segment of $40 million, $31 million and $27 million for fiscal 2018, 2017 and 2016, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Depreciation and amortization
Cable Network Programming	$351	$337	$311
Television	110	114	118
Filmed Entertainment	88	80	82
Other, Corporate and Eliminations	35	22	19

Total depreciation and amortization	$584	$553	$530

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Capital expenditures
Cable Network Programming	$293	$169	$132
Television	89	73	75
Filmed Entertainment	89	48	45
Other, Corporate and Eliminations	80	87	11

Total capital expenditures	$551	$377	$263

	As of June 30,
	2018	2017
	(in millions)
Assets
Cable Network Programming	$25,756	$24,969
Television	6,779	6,867
Filmed Entertainment	10,646	10,312
Other, Corporate and Eliminations	6,538	4,822
Investments	4,112	3,902

Total assets	$53,831	$50,872

	As of June 30,
	2018	2017
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$13,078	$13,285
Television	4,024	4,278
Filmed Entertainment	1,767	1,803

Total goodwill and intangible assets, net	$18,869	$19,366

Revenues by Component

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Revenues
Affiliate fee	$13,569	$12,172	$11,221
Advertising	7,772	8,039	7,659
Content	8,479	7,707	7,949
Other	580	582	497

Total revenues	$30,400	$28,500	$27,326

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Revenues
U.S. and Canada(a)	$21,640	$20,643	$19,388
Europe	3,360	3,122	3,324
Other(b)	5,400	4,735	4,614

Total revenues	$30,400	$28,500	$27,326

(a)	Revenues include approximately $21.4 billion, $20.4 billion and $19.1 billion from customers in the U.S. in fiscal 2018, 2017 and 2016, respectively.
(b)	Revenues include approximately $3.2 billion, $2.8 billion and $2.7 billion from customers in Asia in fiscal 2018, 2017 and 2016, respectively.

Revenues are attributed to countries based on location of customers. For fiscal 2018, the Company had one customer that represented approximately 11% of Revenues primarily within the Cable Network Programming segment.

	As of June 30,
	2018	2017
	(in millions)
Long-lived assets(a)
U.S. and Canada	$10,133	$9,416
Other	1,308	1,557

Total long-lived assets	$11,441	$10,973

(a)	Reflects Total assets less Current assets, Goodwill, Intangible assets, Investments and deferred tax assets. Other primarily consists of Asia, Europe and South America.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2018	2017	2016
	(in millions, except per share amounts)
Income from continuing operations	$4,774	$3,270	$3,024
Less: Net income attributable to noncontrolling interests	(298)	(274)	(261)

Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)	$4,476	$2,996	$2,763
Loss from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders	(12)	(44)	(8)

Net income attributable to Twenty-First Century Fox stockholders(a)	$4,464	$2,952	$2,755

Weighted average shares - basic	1,852	1,854	1,943
Shares issuable under equity-based compensation plans(b)	5	2	2

Weighted average shares - diluted	1,857	1,856	1,945

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic	$2.42	$1.62	$1.42

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - diluted	$2.41	$1.61	$1.42

Loss from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$(0.01)	$(0.02)	$-

Net income attributable to Twenty-First Century Fox stockholders per share - basic	$2.41	$1.59	$1.42

Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$2.40	$1.59	$1.42

(a)	The effect of potentially dilutive securities on the numerator used in the Company’s earnings per share computations were not material.
(b)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of PSUs and RSUs if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
FISCAL 2018
Revenues	$7,002	$8,037	$7,420	$7,941
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)(b)	839	1,836	876	925
Income (loss) from discontinued operations, net of tax	16	(5)	(18)	(5)
Net income attributable to Twenty-First Century Fox stockholders(b)	$855	$1,831	$858	$920
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.45	$0.99	$0.47	$0.50
Net income attributable to Twenty-First Century Fox stockholders per share - basic	$0.46	$0.99	$0.46	$0.50
Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$0.46	$0.99	$0.46	$0.49
Stock prices(c)
Class A - High	$29.63	$35.24	$38.81	$49.79
Class A - Low	$25.79	$24.97	$34.56	$35.69
Class B - High	$29.22	$34.72	$38.40	$49.33
Class B - Low	$25.38	$24.43	$34.09	$35.33

FISCAL 2017
Revenues	$6,506	$7,682	$7,564	$6,748
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)(b)	827	857	811	501
Loss from discontinued operations, net of tax	(6)	(1)	(12)	(25)
Net income attributable to Twenty-First Century Fox stockholders(b)	$821	$856	$799	$476
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.44	$0.46	$0.44	$0.27
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.44	$0.46	$0.43	$0.26
Stock prices(c)
Class A - High	$28.12	$28.64	$32.44	$32.15
Class A - Low	$23.57	$24.35	$28.72	$26.74
Class B - High	$28.62	$28.48	$31.82	$31.57
Class B - Low	$24.12	$24.68	$28.00	$26.53

(a)

See Note 5 – Restructuring Programs, Note 6 – Inventories, net and Note 22 – Additional Financial Information under the heading “Other, net” for details of infrequent items recorded during the fiscal year. In addition, the Company recorded a provisional income tax benefit of $1.3 billion, or $0.72 per basic and diluted share, during the second quarter of fiscal 2018 to reflect the impact of the Tax Act (See Note 2 – Summary of Significant Accounting Policies under the heading “U.S. Tax Reform”).

(b)	The effect of potentially dilutive securities on the numerator used in the Company’s earnings per share computations were not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively.

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
FISCAL 2018
Allowances for returns and doubtful accounts	$(537)	$(397)	$-	$545	$1	$(388)
Deferred tax valuation allowance	(714)	(130)	-	13	10	(821)

FISCAL 2017
Allowances for returns and doubtful accounts	$(576)	$(671)	$-	$705	$5	$(537)
Deferred tax valuation allowance	(575)	(146)	-	8	(1)	(714)

FISCAL 2016
Allowances for returns and doubtful accounts	$(506)	$(906)	$-	$830	$6	$(576)
Deferred tax valuation allowance	(453)	(136)	7	10	(3)	(575)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Acquisition related and other transaction costs(a)	$(350)	$(190)	$(69)
Disney Transaction costs(b)	(140)	-	-
Settlement loss on pension liabilities(c)	(91)	(39)	(75)
Measurement adjustments related to contingent consideration agreements(d)	(56)	(10)	3
Investment impairment and disposal losses(e)	(21)	(34)	(111)
Gain on spectrum relinquishment(b)	102	-	-
Shareholder litigation settlement(f)	68	-	-
Other(g)	(62)	(54)	(83)

Total other, net	$(550)	$(327)	$(335)

(a)

The acquisition related and other transaction costs for fiscal 2018 and 2017 primarily represent the change in fair value of foreign currency option contracts to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 3 – Acquisitions, Disposals and Other Transactions under the heading “Sky Acquisition” for further discussion). The acquisition related costs for fiscal 2016 are primarily due to a revision of a contingency estimate related to a previous acquisition.

(b)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(c)	See Note 16 – Pension and Other Postretirement Benefits.
(d)	See Note 8 – Fair Value under the heading “Contingent Consideration” for further discussion.
(e)	See Note 7 – Investments.
(f)	See Note 15 – Commitments and Contingencies under the heading “Shareholder Litigation” for further discussion.
(g)

Other in fiscal 2017 included approximately $50 million of costs related to settlements of claims arising out of allegations of sexual harassment and discrimination at the Company’s Fox News Channel business.

Accounts payable, accrued expenses and other current liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Consolidated Balance Sheets:

	As of June 30,
	2018	2017
	(in millions)
Accrued expenses	$2,439	$2,432
Accounts payable	443	406
Other current liabilities	366	613

Total accounts payable, accrued expenses and other current liabilities	$3,248	$3,451

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows Information

	For the years ended June 30,
	2018	2017	2016
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(860)	$(927)	$(840)

Cash paid for interest	$(1,209)	$(1,200)	$(1,176)

Sale of investments	$-	$6	$11

Purchase of investments and other investing activities	$(540)	$(178)	$(288)

Supplemental information on acquisitions and additional investments
Fair value of assets acquired	$7	$80	$1,329
Cash acquired	-	-	8
Liabilities assumed	-	(5)	(63)
Noncontrolling interest increase	-	-	(169)
Cash paid	(7)	(75)	(924)

Fair value of equity instruments issued to third parties(a)	-	-	181
Issuance of subsidiary common units	-	-	(181)

Fair value of equity instruments consideration	$-	$-	$-

(a)	Includes Redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$30,399	$-	$30,400
Expenses	(412)	-	(23,681)	-	(24,093)
Equity losses of affiliates	(2)	-	(136)	-	(138)
Interest expense, net	(1,765)	(814)	(85)	1,416	(1,248)
Interest income	1	19	1,435	(1,416)	39
Earnings from subsidiary entities	8,263	5,271	-	(13,534)	-
Other, net	(332)	-	(218)	-	(550)

Income from continuing operations before income tax benefit (expense)	5,754	4,476	7,714	(13,534)	4,410
Income tax benefit (expense)	476	-	636	(748)	364

Income from continuing operations	6,230	4,476	8,350	(14,282)	4,774
Loss from discontinued operations, net of tax	-	(12)	-	-	(12)

Net income	6,230	4,464	8,350	(14,282)	4,762
Less: Net income attributable to noncontrolling interests	-	-	(298)	-	(298)

Net income attributable to Twenty-First Century Fox stockholders	$6,230	$4,464	$8,052	$(14,282)	$4,464

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,765	$4,481	$7,820	$(13,585)	$4,481

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,882	$3,323	$1,417	$-	$7,622
Receivables, net	11	-	7,110	(1)	7,120
Inventories, net	-	-	3,669	-	3,669
Other	45	-	877	-	922

Total current assets	2,938	3,323	13,073	(1)	19,333

Non-current assets
Receivables, net	13	-	711	-	724
Inventories, net	-	-	7,518	-	7,518
Property, plant and equipment, net	343	-	1,613	-	1,956
Intangible assets, net	-	-	6,101	-	6,101
Goodwill	-	-	12,768	-	12,768
Other non-current assets	271	-	1,048	-	1,319
Investments
Investments in associated companies and other investments	178	257	3,677	-	4,112
Intragroup investments	113,781	65,022	-	(178,803)	-

Total investments	113,959	65,279	3,677	(178,803)	4,112

Total assets	$117,524	$68,602	$46,509	$(178,804)	$53,831

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$950	$-	$104	$-	$1,054
Other current liabilities	528	31	6,632	(1)	7,190

Total current liabilities	1,478	31	6,736	(1)	8,244
Non-current liabilities
Borrowings	17,280	-	1,189	-	18,469
Other non-current liabilities	502	89	4,965	-	5,556
Intercompany	45,817	48,918	(94,735)	-	-
Redeemable noncontrolling interests	-	-	764	-	764
Total equity	52,447	19,564	127,590	(178,803)	20,798

Total liabilities and equity	$117,524	$68,602	$46,509	$(178,804)	$53,831

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$40	$4,882	$1,241	$-	$6,163
Receivables, net	6	-	6,620	(1)	6,625
Inventories, net	-	-	3,101	-	3,101
Other	49	-	496	-	545

Total current assets	95	4,882	11,458	(1)	16,434

Non-current assets
Receivables, net	13	-	530	-	543
Inventories, net	-	-	7,452	-	7,452
Property, plant and equipment, net	297	-	1,484	-	1,781
Intangible assets, net	-	-	6,574	-	6,574
Goodwill	-	-	12,792	-	12,792
Other non-current assets	261	-	1,133	-	1,394
Investments
Investments in associated companies and other investments	179	37	3,686	-	3,902
Intragroup investments	105,516	59,926	-	(165,442)	-

Total investments	105,695	59,963	3,686	(165,442)	3,902

Total assets	$106,361	$64,845	$45,109	$(165,443)	$50,872

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$350	$-	$107	$-	$457
Other current liabilities	643	72	6,215	(1)	6,929

Total current liabilities	993	72	6,322	(1)	7,386
Non-current liabilities
Borrowings	18,217	-	1,239	-	19,456
Other non-current liabilities	522	-	5,876	-	6,398
Intercompany	39,629	49,051	(88,680)	-	-
Redeemable noncontrolling interests	-	-	694	-	694
Total equity	47,000	15,722	119,658	(165,442)	16,938

Total liabilities and equity	$106,361	$64,845	$45,109	$(165,443)	$50,872

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$3,884	$(892)	$1,235	$-	$4,227

INVESTING ACTIVITIES
Property, plant and equipment	(80)	-	(471)	-	(551)
Investments	(504)	-	(122)	-	(626)

Net cash used in investing activities from continuing operations	(584)	-	(593)	-	(1,177)

FINANCING ACTIVITIES
Borrowings	-	-	1,469	-	1,469
Repayment of borrowings	(350)	-	(1,522)	-	(1,872)
Dividends paid and distributions	-	(667)	(326)	-	(993)
Other financing activities, net	(47)	-	(21)	-	(68)

Net cash used in financing activities from continuing operations	(397)	(667)	(400)	-	(1,464)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(61)	-	-	-	(61)

Net increase (decrease) in cash and cash equivalents	2,842	(1,559)	242	-	1,525
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	(66)	-	(66)

Cash and cash equivalents, end of year	$2,882	$3,323	$1,417	$-	$7,622

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities from continuing operations	$(784)	$4,150	$429	$-	$3,795

INVESTING ACTIVITIES
Property, plant and equipment	(87)	-	(290)	-	(377)
Investments	(111)	-	(264)	-	(375)

Net cash used in investing activities from continuing operations	(198)	-	(554)	-	(752)

FINANCING ACTIVITIES
Borrowings	842	-	76	-	918
Repayment of borrowings	(400)	-	(173)	-	(573)
Repurchase of shares	-	(619)	-	-	(619)
Dividends paid and distributions	-	(668)	(275)	-	(943)
Purchase of subsidiary shares from noncontrolling interests	-	-	(1)	-	(1)
Other financing activities, net	(53)	-	(20)	-	(73)

Net cash provided by (used in) financing activities from continuing operations	389	(1,287)	(393)	-	(1,291)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(28)	-	-	-	(28)

Net (decrease) increase in cash and cash equivalents	(621)	2,863	(518)	-	1,724
Cash and cash equivalents, beginning of year	661	2,019	1,744	-	4,424
Exchange movement on cash balances	-	-	15	-	15

Cash and cash equivalents, end of year	$40	$4,882	$1,241	$-	$6,163

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITES
Net cash (used in) provided by operating activities from continuing operations	$(649)	$2,246	$1,545	$-	$3,142

INVESTING ACTIVITIES
Property, plant and equipment	(10)	-	(253)	-	(263)
Investments	(182)	(594)	(599)	-	(1,375)

Net cash used in investing activities from continuing operations	(192)	(594)	(852)	-	(1,638)

FINANCING ACTIVITIES
Borrowings	987	-	373	-	1,360
Repayment of borrowings	(200)	-	(487)	-	(687)
Repurchase of shares	-	(4,904)	-	-	(4,904)
Dividends paid and distributions	-	(586)	(235)	-	(821)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(234)	-	(290)
Other financing activities, net	(32)	-	(50)	-	(82)

Net cash provided by (used in) financing activities from continuing operations	755	(5,546)	(633)	-	(5,424)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(20)	-	-	-	(20)

Net (decrease) increase in cash and cash equivalents	(106)	(3,894)	60	-	(3,940)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(64)	-	(64)

Cash and cash equivalents, end of year	$661	$2,019	$1,744	$-	$4,424

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 75 and 76, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio” and “Director Compensation,” respectively, and is incorporated herein by reference in this Annual Report.

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

The information required by this item is contained in the Proxy Statement under the headings “Proposal No. 2: Ratification of Selection of Independent Registered Public Accounting Firm,” “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated by reference in this Annual Report.

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

2.6

Amendment Agreement in Relation to Surviving Provisions of the Co-Operation Agreement between Twenty-First Century Fox, Inc. and Sky plc, dated July 11, 2018 (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.)

2.7

Agreement and Plan of Merger, dated as of December 13, 2017, by and among Twenty-First Century Fox, Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 15, 2017.)***

2.8

Amendment No. 1, dated as of May 7, 2018, to the Agreement and Plan of Merger, dated as of December 13, 2017, by and among Twenty-First Century Fox, Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC (Incorporated by reference to Exhibit 2.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2018.)

2.9

Amended and Restated Agreement and Plan of Merger, dated as of June 20, 2018, among Twenty-First Century Fox, Inc., The Walt Disney Company, TWDC Holdco 613 Corp., WDC Merger Enterprises I, Inc., and WDC Merger Enterprises II, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 21, 2018.)***

2.10

Distribution Agreement and Plan of Merger, dated as of May 7, 2018, by and among Twenty-First Century Fox, Inc. and 21CF Distribution Merger Sub, Inc. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2018.)

2.11

Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, between Twenty-First Century Fox, Inc. and 21CF Distribution Merger Sub, Inc. (Incorporated by reference to Exhibit 2.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 21, 2018.)

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

4.3

Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.) (P)

4.4

First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.) (P)

4.5

Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.) (P)

4.6

Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.) (P)

4.7

Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.) (P)

4.8

Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.) (P)

4.9

Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.) (P)

4.10

Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.) (P)

4.11

Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.) (P)

4.12

Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.) (P)

4.13

Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

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

4.20

Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.) (P)

4.21

First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.) (P)

4.22

Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.) (P)

4.23

Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.) (P)

4.24

Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.) (P)

4.25

Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.) (P)

4.26

Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

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

4.51

Form of Notes representing $450,000,000 principal amount of 3.375% Senior Notes due 2026, dated November 18, 2016. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2017.)

4.52

Form of Notes representing $400,000,000 principal amount of 4.750% Senior Notes due 2046, dated November 18, 2016. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2017.)

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

10.10

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

10.11

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

10.12

First Amendment to Bridge Credit Agreement, dated as of July 11, 2018, in respect of the Bridge Credit Agreement, dated as of December 15, 2016, among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc., J.P. Morgan Europe Limited, as designated agent, and the lending institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.)

10.13

Consent and Reimbursement Agreement by and between Twenty-First Century Fox, Inc. and The Walt Disney Company, a Delaware corporation, dated as of July 11, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.)

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

10.16

Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

10.17

Employment Agreement, effective as of July 1, 2013, between News America Incorporated and John P. Nallen. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.18

Letter Agreement, dated September 26, 2014, between 21st Century Fox America, Inc. and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.) ±

10.19

Letter Agreement, dated November 14, 2014, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 5, 2015.) ±

10.20

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Lachlan K. Murdoch. (Incorporated by reference to Exhibit 10.33 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.) ±

10.21

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and James R. Murdoch. (Incorporated by reference to Exhibit 10.34 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.22

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and John P. Nallen. (Incorporated by reference to Exhibit 10.37 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)±

10.23

Letter Agreement, dated December 14, 2015, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2016.) ±

10.24

Letter Agreement, dated December 19, 2016, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 333-32352) filed with the Securities and Exchange Commission on February 9, 2017.) ±

10.25

Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.32 to the Annual Report of the Registrant on Form 10-K (File No. 333-32352) filed with the Securities and Exchange Commission on August 11, 2016.)±

10.26

Letter Agreement, dated April 19, 2017, between 21st Century Fox America, Inc. and Gerson Zweifach. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2017.)±

10.27

Letter Agreement, dated December 11, 2017, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 8, 2018.)±

10.28

Retention Restricted Share Unit Terms and Conditions. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2018.)±

10.29

Form of Summary Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2018.)±

10.30

Amendment to the Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2018.)±

10.31	Letter Agreement, dated as of June 22, 2018, between 21st Century Fox America, Inc. and John Nallen.*±
12.1	Ratio of Earnings to Fixed Charges. *
21	List of Subsidiaries. *
23.1	Consent of Ernst & Young LLP. *
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2018, 2017 and 2016 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
***	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
±	Management contract or compensatory plan or arrangement.
(P)	Paper filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC. (Registrant)
By:	/S/ JOHN P. NALLEN
John P. Nallen Senior Executive Vice President and Chief Financial Officer

Date: August 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES R. MURDOCH James R. Murdoch	Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2018
/S/ JOHN P. NALLEN John P. Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2018
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Executive Chairman	August 13, 2018
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman	August 13, 2018
/S/ CHASE CAREY Chase Carey	Vice Chairman	August 13, 2018
/S/ DELPHINE ARNAULT Delphine Arnault	Director	August 13, 2018
/S/ JAMES W. BREYER James W. Breyer	Director	August 13, 2018
/S/ DAVID F. DEVOE David F. DeVoe	Director	August 13, 2018
/S/ Viet Dinh Viet Dinh	Director	August 13, 2018
/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 13, 2018
/S/ JACQUES NASSER Jacques Nasser	Director	August 13, 2018
/S/ ROBERT SILBERMAN Robert Silberman	Director	August 13, 2018
/S/ TIDJANE THIAM Tidjane Thiam	Director	August 13, 2018