Form 10-Q
period 2018-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2018-11-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, 1,056,972,538 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2018	2017
Revenues	$7,177	$7,002
Operating expenses	(4,424)	(4,381)
Selling, general and administrative	(890)	(848)
Depreciation and amortization	(158)	(142)
Impairment and restructuring charges	(16)	(21)
Equity earnings of affiliates	35	60
Interest expense, net	(300)	(313)
Interest income	8	10
Other, net	52	(72)

Income from continuing operations before income tax expense	1,484	1,295
Income tax expense	(126)	(391)

Income from continuing operations	1,358	904
(Loss) income from discontinued operations, net of tax	(7)	16

Net income	1,351	920
Less: Net income attributable to noncontrolling interests	(66)	(65)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,285	$855

EARNINGS PER SHARE DATA
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$1,292	$839

Weighted average shares
Basic	1,854	1,852
Diluted	1,863	1,853

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share
Basic	$0.70	$0.45
Diluted	$0.69	$0.45

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.69	$0.46

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2018	2017
Net income	$1,351	$920
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(132)	41
Unrealized holding gains on securities	-	82
Benefit plan adjustments	6	6
Equity method investments	(34)	22

Other comprehensive (loss) income, net of tax	(160)	151

Comprehensive income	1,191	1,071

Less: Net income attributable to noncontrolling interests(a)	(66)	(65)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	4	(9)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$1,129	$997

(a)

Net income attributable to noncontrolling interests includes $24 million and $29 million for the three months ended September 30, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2018	As of June 30, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$7,083	$7,622
Receivables, net	7,326	7,120
Inventories, net	3,804	3,669
Other	915	922

Total current assets	19,128	19,333

Non-current assets
Receivables, net	892	724
Investments	4,640	4,112
Inventories, net	7,760	7,518
Property, plant and equipment, net	1,949	1,956
Intangible assets, net	6,032	6,101
Goodwill	12,755	12,768
Other non-current assets	1,356	1,319

Total assets	$54,512	$53,831

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$872	$1,054
Accounts payable, accrued expenses and other current liabilities	3,381	3,248
Participations, residuals and royalties payable	1,634	1,748
Program rights payable	1,151	1,368
Deferred revenue	764	826

Total current liabilities	7,802	8,244

Non-current liabilities
Borrowings	18,379	18,469
Other liabilities	3,907	3,664
Deferred income taxes	1,949	1,892
Redeemable noncontrolling interests	551	764
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,534	12,612
Retained earnings	10,499	8,934
Accumulated other comprehensive loss	(2,354)	(2,001)

Total Twenty-First Century Fox, Inc. stockholders' equity	20,698	19,564
Noncontrolling interests	1,226	1,234

Total equity	21,924	20,798

Total liabilities and equity	$54,512	$53,831

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,056,972,538 shares and 1,054,032,541 shares issued and outstanding, net of 123,687,371 treasury shares at par as of September 30, 2018 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of September 30, 2018 and June 30, 2018.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,351	$920
Less: (Loss) income from discontinued operations, net of tax	(7)	16

Income from continuing operations	1,358	904
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	158	142
Amortization of cable distribution investments	10	18
Impairment and restructuring charges	16	21
Equity-based compensation	19	27
Equity earnings of affiliates	(35)	(60)
Cash distributions received from affiliates	3	5
Other, net	(52)	72
Deferred income taxes	10	(11)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	37	(287)
Inventories net of program rights payable	(725)	(183)
Accounts payable and accrued expenses	(296)	(100)
Other changes, net	77	200

Net cash provided by operating activities from continuing operations	580	748

INVESTING ACTIVITIES
Property, plant and equipment	(100)	(81)
Investments in equity affiliates	(141)	(101)
Proceeds from dispositions, net	29	362
Other investing activities, net	(253)	(29)

Net cash (used in) provided by investing activities from continuing operations	(465)	151

FINANCING ACTIVITIES
Borrowings	75	-
Repayment of borrowings	(343)	(67)
Dividends paid and distributions	(94)	(67)
Other financing activities, net	(184)	(32)

Net cash used in financing activities from continuing operations	(546)	(166)

Net decrease in cash and cash equivalents from discontinued operations	(11)	(9)

Net (decrease) increase in cash and cash equivalents	(442)	724
Cash and cash equivalents, beginning of year	7,622	6,163
Exchange movement on cash balances	(97)	14

Cash and cash equivalents, end of period	$7,083	$6,901

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

The accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2018 (the “2018 Form 10-K”).

The Unaudited Consolidated Financial Statements include the accounts of Twenty-First Century Fox. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees. Equity investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence. Equity investments in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are recorded at fair value using quoted market prices. If an equity investment’s fair value is not readily determinable and does not qualify for the net asset value (“NAV”) practical expedient, the Company will recognize it at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from those estimates.

Certain fiscal 2018 amounts have been reclassified to conform to the fiscal 2019 presentation. Unless indicated otherwise, the information in the notes to the Unaudited Consolidated Financial Statements relates to the Company’s continuing operations.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires additional disclosure around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the requirements of ASU 2014-09 as of July 1, 2018, utilizing the modified retrospective method of transition which resulted in a transition adjustment for all contracts not completed as of July 1, 2018. The transition adjustment was recorded as an increase to the opening balance of Retained earnings in the Consolidated Balance Sheet (See Note 7 – Stockholders’ Equity).

The new standard impacts the timing of revenue recognition for renewals or extensions of existing licensing agreements for intellectual property, which will be recognized as revenue once the customer can begin to use and benefit from the license rather than when the agreement is extended or renewed, under historical GAAP. The new standard requires the Company’s Filmed Entertainment segment to recognize revenues from certain television license deals earlier as opposed to recognizing those licenses over the term of the agreements. Conversely, revenues from certain of the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Filmed Entertainment segment’s trademark licensing deals will be recognized over the license terms as opposed to recognition at inception as under historical GAAP. The adoption of the standard also resulted in the reclassification of the Company’s estimates of sales returns from a contra-asset allowance within receivables to a liability. ASU 2014-09 also requires enhanced disclosures relating to the Company’s revenues from contracts with customers (See Note 11 – Revenues), including the disaggregation of revenues.

The following table presents the impact of the adoption of the standard on the Company’s Consolidated Statement of Operations:

	For the three months ended September 30, 2018
	As reported	Adjustments	Without adoption of ASC 606
	(in millions)
Revenues	$7,177	$78	$7,255
Operating expenses	(4,424)	(53)	(4,477)
Selling, general and administrative	(890)	-	(890)
Depreciation and amortization	(158)	-	(158)
Impairment and restructuring charges	(16)	-	(16)
Equity earnings (losses) of affiliates	35	(3)	32
Interest expense, net	(300)	-	(300)
Interest income	8	-	8
Other, net	52	-	52

Income from continuing operations before income tax expense	1,484	22	1,506
Income tax expense	(126)	(5)	(131)

Income from continuing operations	1,358	17	1,375
Loss from discontinued operations, net of tax	(7)	-	(7)

Net income	1,351	17	1,368
Less: Net income attributable to noncontrolling interests	(66)	-	(66)

Net income attributable to Twenty-First Century Fox stockholders	$1,285	$17	$1,302

Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.69	$0.01	$0.70

Changes to the opening balances of current assets, total assets, current liabilities and total liabilities resulting from the adoption of the new guidance were as follows:

	June 30, 2018	Adoption of ASC 606 impact		July 1, 2018
	(in millions)
Current assets	$19,333	$491		$19,824
Total assets	53,831	559	(a)	54,390
Current liabilities	8,244	256		8,500
Total liabilities	32,269	323		32,592

(a)	Includes the Company’s proportionate share of Sky, plc’s (“Sky”) transition adjustment of approximately $145 million.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this guidance as of July 1, 2018 on a modified retrospective basis and recorded a cumulative effect adjustment to reclassify unrealized holding gains on securities within Accumulated other comprehensive loss to Retained earnings and to record certain equity investments at NAV which were previously accounted for at cost (See Note 7 – Stockholders’ Equity). In addition, the Company recorded changes in the fair value of equity investments with readily determinable fair values in net income rather than in Accumulated other comprehensive loss (See Note 12 – Additional Financial

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information under the heading “Other, net”). Cost method investments that do not have readily determinable fair values will be recognized prospectively at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). On July 1, 2018, the Company adopted ASU 2016-16 and recorded a deferred tax asset of approximately $2.3 billion related to the basis difference in an equity method investment on a modified retrospective basis, through a cumulative-effect adjustment to Retained earnings and also recorded a corresponding valuation allowance. As prescribed, a full valuation allowance was required because the Company was not able to establish sufficient evidence of future taxable income of the appropriate character to realize the deferred tax asset. As a result, the adoption of ASU 2016-16 did not have a material impact on the Company’s Consolidated Financial Statements. Due to the decision to sell Sky which was announced on September 26, 2018, management determined that the valuation allowance was no longer needed. As such, the Company released a portion of the valuation allowance related to its deferred tax asset as part of the estimated annual effective tax rate, resulting in a non-cash tax benefit of approximately $220 million for the three months ended September 30, 2018. The remaining valuation allowance of approximately $2.1 billion will be released during the year pro rata based upon the Company’s Income from continuing operations before income tax expense (See Note 4 – Investments under the heading “Sky”).

On July 1, 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) on a prospective basis using the security-by-security approach. The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act and to improve the usefulness of information reported to financial statement users. The adoption of ASU 2018-02 resulted in a reclassification from Accumulated other comprehensive loss to Retained earnings related to the income tax effects on the change in the federal statutory rate (See Note 7 – Stockholders’ Equity under the heading “Accumulated other comprehensive loss”).

Issued

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify certain aspects of disclosure about defined benefit pension and other postretirement plans. ASU 2018-14 will be effective for the Company for annual reporting periods beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Effective July 1, 2018, the Company’s corporate income tax rate is 21%.

The SEC has issued guidance that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of September 30, 2018, the Company has not completed its analysis of the accounting for all the tax effects of the Tax Act but has recorded provisional amounts for those items which it could reasonably estimate (See Note 2 – Summary of Significant Accounting Policies in the 2018 Form 10-K under the heading “U.S. Tax Reform”). As of September 30, 2018, the Company has not recorded material adjustments to these amounts. The Company currently anticipates finalizing its provisional amounts by the end of the current calendar year based on future interpretive guidance expected to be issued by the U.S. Treasury and the additional time required to refine calculations. There may be adjustments to the provisional amounts recorded during the measurement period and such adjustments could possibly be material.

The Tax Act also includes a new minimum tax on certain foreign earnings (“global intangible low-tax income” or “GILTI”) which imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries and allows a deduction for foreign-derived intangible income (“FDII”). These provisions are effective for the Company in the current fiscal year. For the three months ended September 30, 2018, the Company computed amounts for both items and included the estimated impacts in its annualized effective tax rate calculation. The Company is still

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

evaluating whether to account for the effects of GILTI either as a component of income tax expense in the period the tax arises or as a component of deferred taxes on the related investments.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Disney Transaction/Distribution of FOX

On June 20, 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”) and TWDC Holdco 613 Corp., a newly formed holding company and wholly-owned subsidiary of Disney (“New Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017, pursuant to which, among other things, at the closing, the Company will merge with and into a subsidiary of New Disney (the “21CF Merger”), Disney will merge with and into a subsidiary of New Disney (the “Disney Merger,” and together with the 21CF Merger, the “Mergers”), and each of Disney and the Company will become wholly-owned subsidiaries of New Disney. Prior to the consummation of the Mergers, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the FOX News Channel (“FOX News”), FOX Business Network, FOX Broadcasting Company (the “FOX Network”), FOX Television Stations Group, FS1, FS2, FOX Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“FOX”) (the “FOX Separation”) and distribute all of the issued and outstanding common stock of FOX to the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the “Hook Stock”)) on a pro rata basis (the “FOX Distribution”). Prior to the FOX Distribution, FOX will pay the Company a dividend in the amount of $8.5 billion. FOX will incur indebtedness sufficient to fund the dividend, which indebtedness will be reduced after the Mergers by the amount of a cash payment paid by Disney to FOX. As the FOX Separation and FOX Distribution will be taxable to the Company at the corporate level, the dividend is intended to fund the taxes resulting from the FOX Separation and FOX Distribution and certain other transactions contemplated by the Amended and Restated Merger Agreement (the “Transaction Tax”). The Company will retain all assets and liabilities not transferred to FOX, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, LLC, Regional Sports Networks (“RSNs”), Fox Networks Group International and STAR India (“STAR”), as well as the Company’s interests in Hulu, LLC (“Hulu”), Sky, Tata Sky Limited and Endemol Shine Group. The foregoing proposed transactions are collectively referred to as the “Transaction”.

Upon consummation of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Mergers (other than (i) shares held in treasury by the Company that are not held on behalf of third parties, (ii) shares that are Hook Stock and (iii) shares held by the Company’s stockholders who have not voted in favor of the 21CF Merger and perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be exchanged for consideration (the “Merger Consideration”) in the form of either cash (the “Cash Consideration”) or a fraction of a share of New Disney common stock (the “Stock Consideration”). The value of the Merger Consideration may fluctuate with the market price of Disney common stock and will, subject to the collar described below, be determined based on the volume-weighted average trading price of a share of Disney common stock on the New York Stock Exchange over the fifteen day consecutive trading day period ending on (and including) the trading day that is three trading days prior to the date of the effective time of the Disney Merger (such price, the “Average Disney Price”). Subject to the election, proration and adjustment procedures set forth in the Amended and Restated Merger Agreement, each share of the Company’s common stock will be exchanged for an amount (such amount, the “Per Share Value”), payable in cash or New Disney common stock, equal to the sum of (i) $19.00 plus (ii) fifty percent (50.0%) of the value (determined based on the Average Disney Price) of a number of shares of Disney common stock equal to the exchange ratio described below. The number of shares of New Disney common stock to be delivered in exchange for each share of the Company’s common stock to the Company’s stockholders electing to receive Stock Consideration will be equal to the Per Share Value divided by the Average Disney Stock Price. If the Average Disney Price is greater than $114.32, then the exchange ratio will be 0.3324. If the Average Disney Price is less than $93.53, then the exchange ratio will be 0.4063. If the Average Disney Price is greater than or equal to $93.53 but less than or equal to $114.32, then the exchange ratio will be an amount equal to $38.00 divided by the Average Disney Price. The Merger Consideration is subject to the proration provisions set forth in the Amended and Restated Merger Agreement, which ensure that the aggregate Cash Consideration (before giving effect to the adjustment for transaction taxes) is equal to $35.7 billion. As a result, the form of consideration a stockholder elects to receive may be adjusted such that it may receive, in part, a different form of consideration than the form it elected. Any stockholder of the Company not making an election will receive the Cash Consideration, the Stock Consideration or a combination of both, as determined by the proration provisions of the Amended and Restated Merger Agreement.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

To provide FOX with financing in connection with the FOX Distribution, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a commitment letter on behalf of FOX with the financial institutions party thereto (the “Bridge Commitment Letter”) which provides for borrowings of up to $9 billion. Given the Company’s current debt ratings, 21CFA pays a commitment fee of 0.1%. While the Company has entered into the Bridge Commitment Letter, FOX intends to finance the dividend by obtaining permanent financing in the capital markets on a standalone basis.

Under the terms of the Amended and Restated Merger Agreement, Disney will pay the Company $2.5 billion if the Mergers are not consummated under certain circumstances relating to the failure to obtain approvals, or there is a final, non-appealable order preventing the transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws.

On June 27, 2018, the Antitrust Division of the U.S. Department of Justice announced that it cleared the Transaction. The Company, Disney and the U.S. Department of Justice have entered into a consent decree that allows the Transaction to proceed, while requiring New Disney and the Company to sell the RSNs within 90 days following the closing of the Transaction, which consent decree is subject to court approval. At separate special meetings of stockholders on July 27, 2018, the Company’s stockholders adopted the Amended and Restated Merger Agreement, Disney’s stockholders approved the stock issuance, and each company’s stockholders adopted or approved the other proposals voted on at the special meetings. On November 6, 2018, the European Commission announced that it approved the Transaction conditional on Disney’s divestiture of its ownership interest in the factual channels it controls in the European Economic Area owned by A&E Television Networks.

The consummation of the Transaction remains subject to various conditions, including among others, (i) the consummation of the FOX Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the Transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The Transaction is expected to be completed in the first half of calendar year 2019.

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

In February 2018, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) established a cash bonus retention plan for certain employees of approximately $110 million of which 50% is payable at the time of the Mergers and 50% on the 10-month anniversary of the Mergers, subject to each participant's continued employment through the applicable payment date. Additionally, the Compensation Committee made a special grant of approximately 5.9 million restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including named executive officers. The Retention RSU grants will vest 50% at the time of the Mergers and 50% on the 15-month anniversary of the Mergers, subject to each executive’s continued employment through the applicable vesting date. The cash bonus retention payment plans are subject to accelerated payment and the Retention RSU grants will be subject to accelerated vesting upon the occurrence of certain termination events. In the event the Amended and Restated Merger Agreement is terminated, the payments under the cash-based retention program will be made and the Retention RSU grants will vest on the later of December 13, 2019 and the date of such termination.

Other

In March 2017, the Federal Communications Commission’s (the “FCC”) concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of approximately $350 million to relinquish spectrum accepted by the FCC as part of the auction and received the proceeds in July 2017. As a result, the spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, has been relinquished to the FCC. The Company recorded a pre-tax gain of $114 million of which $102 million was recorded in fiscal 2018 and the remaining balance was recorded in Other, net in the Unaudited Consolidated Statement of Operations for the three months ended September 30, 2018 for the spectrum relinquished to the FCC in July 2018. These television stations will continue broadcasting using the spectrum of the existing FOX Network owned and operated station in that market.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Programming rights
Sports Programming rights	$3,866	$3,676
Entertainment Programming rights(a)	3,209	3,263
Filmed entertainment costs
Films
Released, less accumulated amortization	1,175	1,249
Completed, not released	277	98
In production	1,620	1,556
In development or preproduction	220	221
	-
	3,292	3,124

Television productions
Released, less accumulated amortization	556	743
In production, development or preproduction	641	381

	1,197	1,124

Total filmed entertainment costs, less accumulated amortization(b)	4,489	4,248

Total inventories, net	11,564	11,187
Less: current portion of inventories, net(c)	(3,804)	(3,669)

Total non-current inventories, net	$7,760	$7,518

(a)	Includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $202 million and $210 million of net intangible film library costs as of September 30, 2018 and June 30, 2018, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of September 30, 2018 and June 30, 2018 was comprised of programming rights ($3,758 million and $3,625 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of September 30, 2018	As of September 30, 2018	As of June 30, 2018
			(in millions)
Sky(a)	European direct broadcast satellite operator	39%	$3,573	$3,306
Endemol Shine Group(a)	Global multi-platform content provider	50%	163	188
Other investments(b)		various	904	618

Total investments			$4,640	$4,112

(a)	Equity method investment.
(b)	Includes an investment with a readily determinable fair value of $440 million as of September 30, 2018 (See Note 5 – Fair Value).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sky

In December 2016, the Company announced it reached agreement with Sky, in which the Company had an approximate 39% interest, on the terms of a recommended pre-conditional cash offer by the Company for the fully diluted share capital of Sky which the Company did not already own (the “Sky Acquisition”), at a price of £10.75 per Sky share subject to certain payments of dividends. On July 11, 2018, the Company announced an increased offer price for the Sky Acquisition, of £14.00 per Sky share, payable in cash, subject to reduction if certain dividends or other distributions are paid by Sky (the “Increased Offer”). To provide financing in connection with the Sky Acquisition, the Company and 21CFA entered into a bridge credit agreement with the lenders party thereto (the “Bridge Credit Agreement”) which was subsequently amended as a result of the Increased Offer. The Company purchased foreign currency exchange options to limit its foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 5 – Fair Value under the heading “Foreign Currency Contracts” and Note 12 – Additional Financial Information under the heading “Other, net” for additional information).

On September 22, 2018, the Company made a revised cash offer for the fully diluted share capital of Sky that the Company and its affiliates did not already own at a price of £15.67 for each Sky share, following the conclusion of the auction process conducted by the U.K. Panel on Takeovers and Mergers. On the same day, Comcast Corporation (“Comcast”) announced a revised cash offer by Comcast for the entire issued and to be issued share capital of Sky at a price of £17.28 for each Sky share (the “Comcast Offer”), which was recommended by the Sky Independent Committee. On September 26, 2018, the Company announced that it intended to lapse its offer on October 6, 2018 and that it intended to either accept the Comcast Offer or to sell its Sky shares to Comcast at a price of £17.28 for each Sky share. On October 3, 2018, the Company entered into an agreement to sell its shares to Comcast at a price of £17.28 for each Sky share. As a result, in October 2018, the Company received cash consideration of approximately £11.6 billion ($15.1 billion) for its 39% interest in Sky. The Company will record a gain on this transaction, which will be recorded in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2018. In connection with the lapsing of the Company’s offer for Sky, the Bridge Credit Agreement has been terminated as of October 6, 2018.

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

For the three months ended September 30, 2018, the Company invested approximately $115 million in Hulu to maintain its ownership percentage and has committed to an additional investment of approximately $115 million in calendar year 2018.

Other Investments

During the first quarter of fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine. The Company accounts for the investments in Caffeine at cost plus or minus observable price changes and Caffeine Studios as an equity method investment.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$440	$440	$-	$-
Derivatives(b)	6	-	6	-
Other(c)	58	-	-	58
Redeemable noncontrolling interests	(551)	-	-	(551)

Total	$(47)	$440	$6	$(493)

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$257	$257	$-	$-
Derivatives(b)	14	-	14	-
Other(c)	73	-	-	73
Redeemable noncontrolling interests	(764)	-	-	(764)

Total	$(420)	$257	$14	$(691)

(a)	Represents an investment in equity securities with a readily determinable fair value.
(b)	Represents derivatives associated with the Company’s foreign currency forward and option contracts and interest rate swap contracts.
(c)	Primarily relates to past acquisitions, including contingent consideration agreements.

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). Two minority shareholders’ put rights will become exercisable in March 2019 and one minority shareholders’ put right will become exercisable in July 2019. The remaining redeemable noncontrolling interests are currently not exercisable.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2018		2017
	(in millions)
Beginning of period	$(764)		$(694)
Net income	(24)		(29)
Distributions and other	237	(a)	24

End of period	$(551)		$(699)

(a)	As a result of the expiration of a put arrangement, approximately $200 million was reclassified into Retained earnings.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments without a readily determinable fair value and not accounted for using the equity method, approximates fair value.

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Borrowings

Fair value	$22,973	$22,591

Carrying value	$19,251	$19,523

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the Sky Acquisition. For accounting purposes, the option contract did not qualify for hedge accounting and therefore was treated as an economic hedge (See Note 4 – Investments under the heading “Sky”).

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Cash Flow Hedges

Notional amount	$159	$119

Fair value	$(2)	$(2)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next year.

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Economic Hedges

Notional amount	$16	$12,788	(a)

Fair value	$-	$8	(a)

(a)

As of June 30, 2018, the notional amount and fair value primarily relates to a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition which had a premium payable of approximately $50 million. In September 2018, the Company paid the premium to settle this foreign currency option contract which was included in Other investing activities, net in the Unaudited Consolidated Statement of Cash Flows.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Cash Flow Hedges

Notional amount	$594	$608
		\
Fair value	$8	$8

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

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2018 or June 30, 2018 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2018, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 6. BORROWINGS

Borrowings include bank loans and public debt.

Bank Loans

STAR has entered into various unsecured credit facilities (the “STAR Credit Facilities”) that are available for working capital and for acquiring programming rights. These credit facilities are uncommitted and are reviewed periodically for renewal. As of September 30, 2018, the credit facilities have a total capacity for borrowings of INR 14 billion (approximately $195 million) and an outstanding balance of $72 million. Borrowings under the credit facilities are due on demand by the lenders providing up to 60 days’ notice. Borrowings with on demand repayment terms are presented as Current borrowings in the Consolidated Balance Sheets.

Senior Notes Retired

In August 2018, the Company retired $250 million of 8.25% Senior Notes.

Current Borrowings

Included in Borrowings within Current liabilities as of September 30, 2018 was $700 million of 6.90% Senior Notes that are due in March 2019, principal payments on the Yankees Entertainment and Sports Network (the “YES Network”) term loan facility of $31 million that are due in the next 12 months, $69 million related to the STAR term loan and $72 million related to the STAR Credit Facilities.

Bridge Credit Agreement

See Note 4 – Investments under the heading “Sky”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ EQUITY

The following table summarizes changes in stockholders’ equity:

	For the three months ended September 30,
	2018					2017
	Twenty-First Century Fox stockholders		Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$19,564		$1,234		$20,798	$15,722	$1,216		$16,938
Adoption of ASUs	244	(a)	-		244	-	-		-
	-		-		-
Adjusted balance, beginning of period	19,808		1,234		21,042	15,722	1,216		16,938
Net income	1,285		42	(b)	1,327	855	36	(b)	891
Other comprehensive (loss) income	(156)		(4)		(160)	142	9		151
Issuance of shares	133		-		133	41	-		41
Dividends declared	(334)		-		(334)	(333)	-		(333)
Other	(38)		(46)	(c)	(84)	(123)	(9)	(c)	(132)
	-		-		-
Balance, end of period	$20,698		$1,226		$21,924	$16,304	$1,252		$17,556

(a)

Primarily represents the adoption of ASU 2014-09 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information). Approximately $145 million of the transition adjustment relates to the Company’s proportionate share of Sky’s transition adjustment.

(b)

Net income attributable to noncontrolling interests excludes $24 million and $29 million for the three months ended September 30, 2018 and 2017, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(c)

Other activity attributable to noncontrolling interests excludes $(237) million and $(24) million for the three months ended September 30, 2018 and 2017, respectively, relating to redeemable noncontrolling interests (See Note 5 – Fair Value).

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, gains and losses on cash flow hedges, unrealized holding gains and losses on securities, benefit plan adjustments and the Company’s share of other comprehensive income (loss) of equity method investees, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended September 30,
	2018			2017
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized (losses) gains	$(132)	$-	$(132)	$41	$-	$41

Other comprehensive (loss) income(a)	$(132)	$-	$(132)	$41	$-	$41
Cash flow hedges
Unrealized gains	$-	$-	$-	$8	$(3)	$5
Reclassifications realized in net income(b)	-	-	-	(8)	3	(5)

Other comprehensive income	$-	$-	$-	$-	$-	$-
Gains on securities
Unrealized gains	$-	$-	$-	$129	$(47)	$82

Other comprehensive income	$-	$-	$-	$129	$(47)	$82
Benefit plan adjustments
Reclassifications realized in net income(c)	$8	$(2)	$6	$10	$(4)	$6

Other comprehensive income	$8	$(2)	$6	$10	$(4)	$6
Equity method investments
Unrealized (losses) gains and reclassifications	$(42)	$8	$(34)	$34	$(12)	$22

Other comprehensive (loss) income	$(42)	$8	$(34)	$34	$(12)	$22

(a)	Foreign currency translation adjustments include $(4) million and $9 million for the three months ended September 30, 2018 and 2017, respectively, relating to noncontrolling interests.
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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss, net of tax:

	For the three months ended September 30, 2018
	Foreign currency translation adjustments	Cash flow hedges		Unrealized holding gains on securities		Benefit plan adjustments		Equity method investments	Accumulated other comprehensive loss
	(in millions)
Balance, beginning of period	$(1,317)	$4		$132		$(307)		$(513)	$(2,001)
Adoption of ASUs	-	1	(a)	(132)	(b)	(66)	(a)	-	(197)
Other comprehensive (loss) income, net of tax	(128)	-		-		6		(34)	(156)

Balance, end of period	$(1,445)	$5		$-		$(367)		$(547)	$(2,354)

(a)	Reflects the adoption of ASU 2018-02 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).
(b)	Reflects the adoption of ASU 2016-01 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended September 30,
	2018	2017
	(in millions)
Income from continuing operations	$1,358	$904
Less: Net income attributable to noncontrolling interests	(66)	(65)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$1,292	$839

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) previously authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. As of September 30, 2018, the Company’s remaining buyback authorization was approximately $3.1 billion representing $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Amended and Restated Merger Agreement (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of FOX”), the Company is prohibited from repurchasing any additional shares without Disney’s consent.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2018.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2018	2017
Cash dividend per share	$0.18	$0.18

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock in the three months ended September 30, 2018, which was paid in October 2018 to the stockholders of record on September 12, 2018.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended September 30,
	2018	2017
	(in millions)
Equity-based compensation	$50	$27

Intrinsic value of all settled equity-based awards	$229	$74

As of September 30, 2018, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $355 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2018, no performance stock units (“PSUs”) were granted and approximately 5.0 million PSUs vested.

During the three months ended September 30, 2017, approximately 6.6 million PSUs were granted and approximately 2.6 million PSUs vested.

Restricted Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2018, approximately 2.3 million restricted stock units (“RSUs”) were granted.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2018 and June 30, 2018 were approximately $82 billion and $84 billion, respectively. The decrease from June 30, 2018 was primarily due to payments related to sports programming rights and borrowings.

Contingent Guarantees

The Company’s contingent guarantees as of September 30, 2018 and June 30, 2018 were approximately $890 million and $1.1 billion, respectively. The decrease from June 30, 2018 was primarily due to the release of the Company’s obligations under a bank guarantee benefiting the Board of Control for Cricket in India.

The commitments and contingent guarantees above do not include obligations and commitments related to the Transaction and Sky Acquisition (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of FOX” and Note 4 – Investments under the heading “Sky”).

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

Contingencies

FOX News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s FOX News business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

U.K. Newspaper Matters Indemnity

In connection with the News Corp Separation (as defined in Note 4 – Discontinued Operations in the 2018 Form 10-K under the heading “Separation of News Corp”), the Company and News Corporation (“News Corp”) agreed in the News Corp Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the News Corp Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). The liability related to the Indemnity, recorded in the Consolidated Balance Sheets, was approximately $45 million and $50 million as of September 30, 2018 and June 30, 2018, respectively.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SEGMENT INFORMATION

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following four segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors (collectively, multi-channel video programming distributors) (“MVPDs”) primarily in the U.S. and internationally.

•

Television, which principally consists of the acquisition, marketing and distribution of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Network, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017
	(in millions)
Income from continuing operations before income tax expense	$1,484	$1,295
Add
Amortization of cable distribution investments	10	18
Depreciation and amortization	158	142
Impairment and restructuring charges	16	21
Equity earnings of affiliates	(35)	(60)
Interest expense, net	300	313
Interest income	(8)	(10)
Other, net	(52)	72

Total Segment OIBDA	$1,873	$1,791

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017
	(in millions)
Revenues
Cable Network Programming	$4,347	$4,196
Television	1,276	1,065
Filmed Entertainment	1,816	1,963
Other, Corporate and Eliminations	(262)	(222)

Total revenues	$7,177	$7,002
Segment OIBDA
Cable Network Programming	$1,537	$1,511
Television	168	122
Filmed Entertainment	277	256
Other, Corporate and Eliminations	(109)	(98)

Total Segment OIBDA	$1,873	$1,791

Intersegment revenues, generated by the Filmed Entertainment segment, of $245 million and $195 million for the three months ended September 30, 2018 and 2017, respectively, have been eliminated within the Other, Corporate and Eliminations segment. The balance of intersegment revenues is primarily related to the Cable Network Programming segment.

	For the three months ended September 30,
	2018	2017
	(in millions)
Depreciation and amortization
Cable Network Programming	$97	$85
Television	26	27
Filmed Entertainment	25	23
Other, Corporate and Eliminations	10	7

Total depreciation and amortization	$158	$142

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization includes the amortization of definite lived intangible assets of $64 million and $65 million for the three months ended September 30, 2018 and 2017, respectively.

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Assets
Cable Network Programming	$25,278	$25,756
Television	7,124	6,779
Filmed Entertainment	11,484	10,646
Other, Corporate and Eliminations	5,986	6,538
Investments	4,640	4,112

Total assets	$54,512	$53,831

Revenues by Component

	For the three months ended September 30,
	2018	2017
	(in millions)
Revenues
Affiliate fee	$3,495	$3,236
Advertising	1,772	1,623
Content	1,771	2,019
Other	139	124

Total revenues	$7,177	$7,002

NOTE 11. REVENUES

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Cable Network Programming and Television

The Company generates affiliate fee revenue from affiliate agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from affiliate agreements with independently-owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming is made available to the customer. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term. Affiliate contracts are generally multi-year contracts with payments due monthly.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue in accordance with ASC 606-10-32-25 through 27, “Revenue Recognition—Consideration Payable to a Customer.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company generates advertising revenue from sales of commercial time within the Company’s network programming to be aired by television networks and cable channels, and from sales of broadcast advertising time on the Company’s owned television stations and various digital properties. Advertising revenue is recognized as the commercials are aired, net of agency commissions. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues are not recognized for any audience deficiencies until the guaranteed number of impressions are met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.

Filmed Entertainment

The Company’s Filmed Entertainment segment generates revenue from the licensing of motion pictures and television content produced or acquired for distribution by the Company. In general, motion pictures are exhibited in U.S. and foreign theaters, followed by home entertainment, including sales and rentals of DVDs and Blu-rays, licensing through digital distribution platforms, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets, concurrently and subsequently made available via digital distribution platforms and released in seasonal DVDs and Blu-ray box sets.

Content revenues from the licensing of motion pictures and television series are recognized when the content is made available to the licensee for exhibition at the beginning of the license period. If an existing licensing agreement is renewed or extended, the Company recognizes revenue at the later of when the content is available or when the renewal or extension period commences. For contracts that include variable fees in the form of sales-based or usage-based royalties, revenue is recognized when the underlying sales or usage occurs. Payment terms and duration of content licensing contracts vary by contract, typically with payments due over the license term. Revenues from the theatrical distribution of motion pictures are recognized as the licensee exhibits or exploits them. Revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from digital distribution platforms are generally recognized when the underlying sales occur.

License agreements for the broadcast of motion pictures and television series in the broadcast network, syndicated television and cable television markets are routinely entered in advance of their availability date for broadcast. Cash received and amounts billed in connection with such contractual rights, for which revenue is not yet recognizable, are classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of motion pictures and television series which have already been produced, the recognition of revenue for such completed product is principally dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

The Company earns and recognizes revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company obtains control of the content before licensing it to the customer. To the extent the Company obtains control and thereby acts as the principal in a transaction, revenues are reported on a gross basis. Determining whether the Company acts as principal or agent in a transaction involves judgment and is based on an evaluation of whether the Company has the ability to direct the use of and obtain substantially all of the remaining benefits from the third-party content.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s Revenues by Segment by Component for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017
	(in millions)
Cable Network Programming
Affiliate fee	$3,097	$2,902
Advertising, content and other	1,250	1,294

Total Cable Network Programming revenues	4,347	4,196

Television
Advertising	799	655
Affiliate fee, content and other	477	410

Total Television revenues	1,276	1,065

Filmed Entertainment
Content	1,725	1,891
Advertising and other	91	72

Total Filmed Entertainment revenues	1,816	1,963

Other, Corporate and Eliminations	(262)	(222)

Total revenues	$7,177	$7,002
Future Performance Obligations

As of September 30, 2018, approximately $7 billion of revenues are expected to be recognized primarily over the next three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and sports rights sublicensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less, (ii) revenues related to performance obligations for which the Company recognizes revenues in the amount it has a right to invoice, (iii) revenues that are in the form of sales-based or usage-based royalties promised in exchange for licenses of intellectual property and (iv) revenues that have variable consideration which is allocated entirely to an unsatisfied performance obligation or an unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Receivables

Receivables, net as of September 30, 2018 and July 1, 2018 consist of:

	As of September 30, 2018	As of July 1, 2018
	(in millions)
Total receivables	$8,381	$8,553
Allowances for doubtful accounts	(163)	(169)

Total receivables, net	8,218	8,384
Less: current receivables, net	(7,326)	(7,625)

Non-current receivables, net	$892	$759

Deferred Revenue

Deferred revenue consists of cash payments received or due in advance of the Company’s performance primarily under license agreements for the broadcast of motion pictures and television series as well as advertising agreements where revenues have been deferred due to audience deficiency.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Deferred revenue balances as of September 30, 2018 and July 1, 2018:

	As of September 30, 2018	As of July 1, 2018
	(in millions)
Current deferred revenue	$764	$791
Noncurrent deferred revenue	$275	$291

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended September 30,
	2018	2017
	(in millions)
Unrealized gains on investments(a)	$183	$-
Disney transaction costs(b)	(68)	-
Sky transaction costs(c)	(46)	(54)
Other	(17)	(18)

Total other, net	$52	$(72)

(a)	Represents the unrealized gains on investments (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).
(b)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(c)

The Sky transaction costs for the three months ended September 30, 2018 primarily represent fees related to the Bridge Credit Agreement and professional fees. Also contributing to the Sky transaction costs for the three months ended September 30, 2018 and 2017 was the change in fair value of foreign currency option contracts to limit the foreign currency exchange rate risk in connection with the Sky Acquisition (See Note 4 – Investments under the heading “Sky” for further discussion).

Supplemental Cash Flows Information

	For the three months ended September 30,
	2018	2017
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(47)	$(104)

Cash paid for interest	$(306)	$(293)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,177	$-	$7,177
Expenses	(91)	-	(5,397)	-	(5,488)
Equity earnings of affiliates	-	-	35	-	35
Interest expense, net	(447)	(202)	(23)	372	(300)
Interest income	-	3	377	(372)	8
Earnings from subsidiary entities	1,989	1,308	-	(3,297)	-
Other, net	(82)	183	(49)	-	52

Income from continuing operations before income tax expense	1,369	1,292	2,120	(3,297)	1,484
Income tax expense	(116)	-	(180)	170	(126)

Income from continuing operations	1,253	1,292	1,940	(3,127)	1,358
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)

Net income	1,253	1,285	1,940	(3,127)	1,351
Less: Net income attributable to noncontrolling interests	-	-	(66)	-	(66)

Net income attributable to Twenty-First Century Fox stockholders	$1,253	$1,285	$1,874	$(3,127)	$1,285

Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,042	$1,129	$1,690	$(2,732)	$1,129

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$2,751	$2,980	$1,352	$-	$7,083
Receivables, net	22	3	7,305	(4)	7,326
Inventories, net	-	-	3,804	-	3,804
Other	61	-	854	-	915

Total current assets	2,834	2,983	13,315	(4)	19,128

Non-current assets
Receivables, net	13	-	879	-	892
Inventories, net	-	-	7,760	-	7,760
Property, plant and equipment, net	356	-	1,593	-	1,949
Intangible assets, net	-	-	6,032	-	6,032
Goodwill	-	-	12,755	-	12,755
Other non-current assets	269	-	1,087	-	1,356
Investments
Investments in associated companies and other investments	264	440	3,936	-	4,640
Intragroup investments	115,742	66,295	-	(182,037)	-

Total investments	116,006	66,735	3,936	(182,037)	4,640

Total assets	$119,478	$69,718	$47,357	$(182,041)	$54,512

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$700	$-	$172	$-	$872
Other current liabilities	422	379	6,133	(4)	6,930

Total current liabilities	1,122	379	6,305	(4)	7,802

Non-current liabilities
Borrowings	17,283	-	1,096	-	18,379
Other non-current liabilities	499	-	5,357	-	5,856
Intercompany	46,675	48,641	(95,316)	-	-
Redeemable noncontrolling interests	-	-	551	-	551
Total equity	53,899	20,698	129,364	(182,037)	21,924

Total liabilities and equity	$119,478	$69,718	$47,357	$(182,041)	$54,512

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$365	$(343)	$558	$-	$580

INVESTING ACTIVITIES
Property, plant and equipment	(23)	-	(77)	-	(100)
Other investing activities, net	(180)	-	(185)	-	(365)

Net cash used in investing activities from continuing operations	(203)	-	(262)	-	(465)

FINANCING ACTIVITIES
Borrowings	-	-	75	-	75
Repayment of borrowings	(250)	-	(93)	-	(343)
Dividends paid and distributions	-	-	(94)	-	(94)
Other financing activities, net	(32)	-	(152)	-	(184)

Net cash used in financing activities from continuing operations	(282)	-	(264)	-	(546)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(11)	-	-	-	(11)

Net (decrease) increase in cash and cash equivalents	(131)	(343)	32	-	(442)
Cash and cash equivalents, beginning of year	2,882	3,323	1,417	-	7,622
Exchange movement on cash balances	-	-	(97)	-	(97)

Cash and cash equivalents, end of period	$2,751	$2,980	$1,352	$-	$7,083

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by operating activities from continuing operations	$29	$443	$276	$-	$748

INVESTING ACTIVITIES
Property, plant and equipment	(14)	-	(67)	-	(81)
Other investing activities, net	(9)	-	241	-	232

Net cash (used in) provided by investing activities from continuing operations	(23)	-	174	-	151

FINANCING ACTIVITIES
Repayment of borrowings	-	-	(67)	-	(67)
Dividends paid and distributions	-	-	(67)	-	(67)
Other financing activities, net	(11)	-	(21)	-	(32)

Net cash used in financing activities from continuing operations	(11)	-	(155)	-	(166)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(9)	-	-	-	(9)

Net (decrease) increase in cash and cash equivalents	(14)	443	295	-	724
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	14	-	14

Cash and cash equivalents, end of period	$26	$5,325	$1,550	$-	$6,901

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, the Transaction and trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including, but not limited to, a failure to consummate the Transaction in a timely manner or at all. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2018 as filed with the SEC on August 13, 2018 (the “2018 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2018 and 2017. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2018 and 2017, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Recent Developments

In June 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017. Prior to the mergers contemplated by the Amended and Restated Merger Agreement, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses and certain other assets and liabilities into a newly formed subsidiary (“FOX”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company) will receive, on a pro rata basis, all of the issued and outstanding common stock of FOX (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of FOX”, for further details).

In October 2018, the Company sold its 39% interest in Sky, plc (“Sky”) (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”, for further details).

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2018 versus the three months ended September 30, 2017

The following table sets forth the Company’s operating results for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,495	$3,236	$259	8%
Advertising	1,772	1,623	149	9%
Content	1,771	2,019	(248)	(12)%
Other	139	124	15	12%

Total revenues	7,177	7,002	175	2%
Operating expenses	(4,424)	(4,381)	(43)	1%
Selling, general and administrative	(890)	(848)	(42)	5%
Depreciation and amortization	(158)	(142)	(16)	11%
Impairment and restructuring charges	(16)	(21)	5	(24)%
Equity earnings of affiliates	35	60	(25)	(42)%
Interest expense, net	(300)	(313)	13	(4)%
Interest income	8	10	(2)	(20)%
Other, net	52	(72)	124	**

Income from continuing operations before income tax expense	1,484	1,295	189	15%
Income tax expense	(126)	(391)	265	(68)%

Income from continuing operations	1,358	904	454	50%
(Loss) income from discontinued operations, net of tax	(7)	16	(23)	**

Net income	1,351	920	431	47%
Less: Net income attributable to noncontrolling interests	(66)	(65)	(1)	2%

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,285	$855	$430	50%

**	not meaningful

Overview – The Company’s revenues increased 2% for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily due to higher affiliate fee and advertising revenues, partially offset by lower content revenue. The increase in affiliate fee revenue was primarily due to contractual rate increases at the domestic channels. The increase in advertising revenue was primarily due to the broadcasts of a portion of the Fédération Internationale de Football Association (“FIFA”) World Cup matches in the current year, a higher number of National Football League (“NFL”) regular season games on the FOX Broadcasting Company (the “FOX Network”), and higher political advertising revenue due to the mid-term elections at the FOX television stations. The decrease in content revenue was primarily due to lower worldwide theatrical revenues. The 2% revenue increase is net of a decrease of approximately $110 million due to the strengthening of the U.S. dollar against local currencies for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018.

Operating expenses increased 1% for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily due to higher sports programming rights amortization and production costs at the Television and Cable Network Programming segments, partially offset by lower production amortization and participation costs at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 5% for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily due to higher compensation expenses.

Equity earnings of affiliates – Equity earnings of affiliates decreased $25 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The decrease was primarily due to higher earnings at Sky being more than offset by higher losses at Hulu, LLC (“Hulu”) resulting from higher programming costs partially offset by higher subscription and advertising revenues.

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Sky	$147	$110	$37	34%
Hulu	(114)	(62)	(52)	(84)%
Other equity affiliates	2	12	(10)	(83)%

Equity earnings of affiliates	$35	$60	$(25)	(42)%

Other, net – See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three months ended September 30, 2018 was 8%, which was lower than the statutory rate of 21% primarily due to a non-cash benefit of 15% from a deferred tax asset that was determined to be realizable as a result of the decision reached to sell Sky in the quarter (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Adopted”).

The Company’s effective income tax rate for the three months ended September 30, 2017 was 30%, which was lower than the statutory rate of 35% primarily due to a 4% benefit related to the Company’s foreign operations and a 3% benefit from domestic production activities partially offset by other items.

Net income – Net income increased for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily due to improved operating results, the non-cash tax benefit discussed above and the unrealized gains on investments recorded in Other, net (See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”).

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

The following table reconciles Income from continuing operations before income tax expense to Total Segment OIBDA for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Income from continuing operations before income tax expense	$1,484	$1,295	$189	15%
Add
Amortization of cable distribution investments	10	18	(8)	(44)%
Depreciation and amortization	158	142	16	11%
Impairment and restructuring charges	16	21	(5)	(24)%
Equity earnings of affiliates	(35)	(60)	25	(42)%
Interest expense, net	300	313	(13)	(4)%
Interest income	(8)	(10)	2	(20)%
Other, net	(52)	72	(124)	**

Total Segment OIBDA	$1,873	$1,791	$82	5%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues	$7,177	$7,002	$175	2%
Operating expenses	(4,424)	(4,381)	(43)	1%
Selling, general and administrative	(890)	(848)	(42)	5%
Amortization of cable distribution investments	10	18	(8)	(44)%

Total Segment OIBDA	$1,873	$1,791	$82	5%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,347	$4,196	$151	4%
Television	1,276	1,065	211	20%
Filmed Entertainment	1,816	1,963	(147)	(7)%
Other, Corporate and Eliminations	(262)	(222)	(40)	(18)%

Total revenues	$7,177	$7,002	$175	2%

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,537	$1,511	$26	2%
Television	168	122	46	38%
Filmed Entertainment	277	256	21	8%
Other, Corporate and Eliminations	(109)	(98)	(11)	(11)%

Total Segment OIBDA	$1,873	$1,791	$82	5%

Cable Network Programming (61% and 60% of the Company’s consolidated revenues in the first three months of fiscal 2019 and 2018, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,097	$2,902	$195	7%
Advertising, content and other	1,250	1,294	(44)	(3)%

Total revenues	4,347	4,196	151	4%
Operating expenses	(2,384)	(2,283)	(101)	4%
Selling, general and administrative	(436)	(420)	(16)	4%
Amortization of cable distribution investments	10	18	(8)	(44)%

Segment OIBDA	$1,537	$1,511	$26	2%

For the three months ended September 30, 2018, revenues at the Cable Network Programming segment increased, as compared to the corresponding period of fiscal 2018, primarily due to higher affiliate fee revenue partially offset by lower content and other revenues. The 4% revenue increase is net of a decrease of approximately $110 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America.

For the three months ended September 30, 2018, Cable Network Programming Segment OIBDA increased, as compared to the corresponding period of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher programming rights amortization and production costs, including FIFA World Cup. The 2% Segment OIBDA increase is net of a decrease of approximately $55 million due to the strengthening of the U.S. dollar against local currencies.

Domestic Channels

For the three months ended September 30, 2018, domestic revenues increased 7%, as compared to the corresponding period of fiscal 2018, primarily due to higher affiliate fee and advertising revenues partially offset by lower content and other revenues. Domestic affiliate fee revenue increased 9%, as compared to the corresponding period of fiscal 2018, primarily due to contractual rate increases led by the Regional Sports Networks (“RSNs”), FOX News Channel (“FOX News”), FS1 and FX Networks. Domestic advertising revenue increased 7%, as compared to the corresponding period of fiscal 2018, led by higher pricing at FOX News and at FX Networks and the addition of FIFA World Cup at FS1. Content and other revenues decreased 18%, as compared to the corresponding period of fiscal 2018, primarily due to lower third-party licensing of scripted content at FX Networks.

For the three months ended September 30, 2018, domestic channels OIBDA increased 6%, as compared to the corresponding period of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased 7% principally due to higher sports programming rights amortization and production costs, including Major League Baseball costs due to contractual rate increases at the RSNs and the addition of the FIFA World Cup at FS1, higher news production costs at FOX News and pre-launch costs incurred for the upcoming direct-to-consumer initiative.

International Channels

For the three months ended September 30, 2018, international revenues decreased 4%, as compared to the corresponding period of fiscal 2018. International affiliate fee revenue decreased 1%, as compared to the corresponding period of fiscal 2018, as local currency growth of 10%, primarily due to additional subscribers and higher rates in Latin America, was more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. International advertising revenue decreased 8%, as compared to the corresponding period of fiscal 2018, due to the adverse impact of the strengthening of the U.S. dollar against local currencies. Content and other revenues decreased 10%, as compared to the corresponding period of fiscal 2018, primarily due to lower network and syndication revenues in Latin America.

For the three months ended September 30, 2018, international channels OIBDA decreased 24%, as compared to the corresponding period of fiscal 2018, primarily due to the adverse impact of the strengthening of the U.S. dollar against local currencies.

Television (18% and 15% of the Company’s consolidated revenues in the first three months of fiscal 2019 and 2018, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Advertising	$799	$655	$144	22%
Affiliate fee, content and other	477	410	67	16%

Total revenues	1,276	1,065	211	20%
Operating expenses	(951)	(801)	(150)	19%
Selling, general and administrative	(157)	(142)	(15)	11%

Segment OIBDA	$168	$122	$46	38%
For the three months ended September 30, 2018, revenues at the Television segment increased, as compared to the corresponding period of fiscal 2018, primarily due to higher advertising and affiliate fee revenues. The increase in advertising revenue was primarily due to the broadcasts of a portion of the FIFA World Cup matches in the current year, a higher number of NFL regular season games on the FOX Network and higher political advertising revenue due to the mid-term elections at FOX television stations. Affiliate fee revenue increased 19%, as compared to the corresponding period of fiscal 2018, primarily due to contractual rate increases, including the effect of new agreements.

For the three months ended September 30, 2018, Television Segment OIBDA increased, as compared to the corresponding period of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher sports programming rights amortization and production costs, including a higher number of NFL regular season games and the addition of the FIFA World Cup.

Filmed Entertainment (25% and 28% of the Company’s consolidated revenues in the first three months of fiscal 2019 and 2018, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Content	$1,725	$1,891	$(166)	(9)%
Advertising and other	91	72	19	26%

Total revenues	1,816	1,963	(147)	(7)%
Operating expenses	(1,324)	(1,494)	170	(11)%
Selling, general and administrative	(215)	(213)	(2)	1%

Segment OIBDA	$277	$256	$21	8%

For the three months ended September 30, 2018, revenues at the Filmed Entertainment segment decreased, as compared to the corresponding period of fiscal 2018, primarily due to lower worldwide theatrical revenue from motion picture productions, as a result of the number and mix of theatrical releases in the current year as compared to the prior year, and lower syndication revenue from television productions, primarily due to the absence of licensing Futurama in the prior year. Partially offsetting these decreases was higher subscription video-on-demand revenue, led by the licensing of animated television series.

The following feature film titles contributed significant revenues for the three months ended September 30, 2018 and 2017:

For the three months ended September 30,
	2018	2017

Worldwide theatrical performances	The Predator	War for the Planet of the Apes
Kingsman: The Golden Circle

Worldwide home entertainment performances	Deadpool 2	The Boss Baby
	The Greatest Showman	Alien: Covenant

For the three months ended September 30, 2018, Filmed Entertainment Segment OIBDA increased, as compared to the corresponding period of fiscal 2018, primarily due to lower expenses partially offset by the revenue decreases noted above. Operating expenses decreased primarily due to lower production amortization and participation costs of motion picture and television productions and lower theatrical advertising costs related to motion picture productions.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2018, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness (See Note 2 – Acquisitions, Disposals and Other Transactions and Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox).

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash provided by operating activities from continuing operations	$580	$748

The decrease in net cash provided by operating activities during the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily reflects higher payments related to sports programming rights at the Cable Networks Programming and Television segments partially offset by increased cash receipts at the Cable Network Programming and Filmed Entertainment segments, higher operating results and lower cash paid for income taxes.

Net cash (used in) provided by investing activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash (used in) provided by investing activities from continuing operations	$(465)	$151

The change in net cash (used in) provided by investing activities during the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to the absence of cash received from the Federal Communications Commission’s completed reverse auction for broadcast spectrum (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other”), payments related to the Sky transaction and the investments in Caffeine, Inc. and Caffeine Studio, LLC.

Net cash used in financing activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash used in financing activities from continuing operations	$(546)	$(166)

The increase in net cash used in financing activities during the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to an increase in net repayments over borrowings, the purchase of subsidiary shares from noncontrolling interests and higher cash tax payments related to the Company’s equity-based compensation program.

Stock Repurchase Program

The Company has a stock repurchase program, but did not repurchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2018. Pursuant to the Amended and Restated Merger Agreement, the Company is prohibited from repurchasing any additional shares without Disney’s consent (See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”).

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017
	(in millions)
Borrowings
Bank loans(a)	$75	$-

Total borrowings	$75	$-

Repayment of borrowings
Notes due August 2018	$(250)	$-
Bank loans(a)	(93)	(67)
	-
Total repayment of borrowings	$(343)	$(67)

(a)

The fiscal 2019 activity includes the current borrowings related to the unsecured credit facilities at STAR India (See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Bank Loans”) and $85 million in repayments under the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2018 activity includes $40 million in repayments under the YES Network secured revolving credit facility.

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of September 30, 2018:

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Under review
Standard & Poor's(a)	BBB+	Watch positive

(a)

Standard & Poor’s changed the outlook of the Company’s public debt from Watch developing to Watch positive in September 2018, following the auction process conducted by the U.K. Panel on Takeovers and Mergers (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

Revolving Credit Agreement

21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, is party to a credit agreement providing a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020 (See Note 11 – Borrowings in the 2018 Form 10-K under the heading “Revolving Credit Agreement”).

Bridge Credit Agreement

To provide financing in connection with the acquisition of Sky, the Company and 21CFA entered into a bridge credit agreement. In connection with the lapsing of the Company’s offer for Sky, the bridge credit agreement has been terminated as of October 6, 2018 (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Pounds Sterling, to hedge certain exposures to foreign currency exchange rate risks associated with the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the acquisition of Sky. For accounting purposes, the option contract did not qualify for hedge accounting and therefore was treated as an economic hedge (See Note 4 – Investments under the heading “Sky” and Note 5 – Fair Value under the heading “Foreign Currency Contracts” to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$168	$12,889
Foreign currency sales	7	18

Aggregate notional amount	$175	$12,907

Notional Amount (Hedge type)
Cash flow hedges	$159	$119
Economic hedges	16	12,788

Aggregate notional amount	$175	$12,907

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: (liability) asset	$(2)	$6

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(16)	$(17)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.1 billion of outstanding fixed-rate debt and, at the YES Network and STAR India, approximately $1.1 billion and $141 million, respectively, of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2018, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Fair Value
Borrowings: liability(a)	$(22,973)	$(22,591)
Interest rate swaps: asset(b)	8	8
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(22,965)	$(22,583)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(874)	$(882)

(a)	The change in the fair values of the Company’s borrowings is primarily due to the effect of changes in interest rates partially offset by lower average debt outstanding.
(b)	The notional amount of interest rate swap contracts outstanding was $594 million and $608 million as of September 30, 2018 and June 30, 2018, respectively.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s investment in an equity method affiliate. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Fair Value
Total fair value of common stock investments(a)	$15,584	$13,241

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,558)	$(1,324)

(a)

Included in the fair value of common stock investments is the Company’s investment in Sky. In October 2018, the Company sold its 39% interest in Sky (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). The remaining common stock investment is in equity securities that are not accounted for under the equity method. This investment is recorded at fair value each reporting period and, beginning July 1, 2018, any associated unrealized gains and losses are recorded to net income (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Adopted”).

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation Relating to the Transaction

On July 9, 2018, the Company received notice of a complaint filed July 6, 2018 by Robert Weiss, a purported stockholder of the Company, on behalf of himself and all others similarly situated, against the Company and the Company’s Board of Directors. The purported class action lawsuit was filed in the District of Delaware and is captioned Weiss v. Twenty-First Century Fox, Inc. et al., No. 18-1007 (D. Del.). The complaint alleges, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. Specifically, Mr. Weiss alleges that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 11, 2018, purported Company stockholder Robert Lowinger, on behalf of himself and all others similarly situated, filed a complaint in the Southern District of New York alleging, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. The case is captioned Lowinger v. Twenty-First Century Fox, Inc. et al., No. 18-6261 (S.D.N.Y.). Specifically, Mr. Lowinger alleges that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 16, 2018 and July 17, 2018, respectively, purported Company stockholders Melvin Gross and Max Federman, on behalf of themselves and all others similarly situated, filed complaints in the District of Delaware alleging, among other things, that the Company and the Company’s Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9. The cases are captioned Gross v. Twenty-First Century Fox, Inc. et al., No. 18-1046 (D. Del.) and Federman v. Twenty-First Century Fox, Inc. et al., No. 18-1061 (D. Del.), respectively. Both Messrs. Gross and Federman allege that material information concerning various aspects of the transactions has been omitted or misrepresented. On July 17, 2018 purported Company stockholder Belle Cohen, individually and on behalf of all others similarly situated, filed a complaint in the Southern District of New York captioned Cohen v. Twenty-First Century Fox, Inc. et al., No. 18-6462 (S.D.N.Y.). The complaint alleges, among other things, that the Company and the Company board violated Sections 14(a) and 20(a) of the Exchange Act, 15.U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9 by omitting or misrepresenting material information concerning various aspects of the transactions.

Through these actions, the plaintiffs sought to enjoin the July 27, 2018 special meeting of the Company’s stockholders. As of October 17, 2018, all of the actions have been voluntarily dismissed.

On October 24, 2018, a stockholder of the Company filed a derivative lawsuit against K. Rupert Murdoch, James R. Murdoch, Lachlan K. Murdoch, members of the Compensation Committee, and certain other executives of the Company under the caption Brokerage Jamie Goldenberg Komen Rev Tru U/A 06/10/08 v. Breyer et al., C.A. No. 2018-0773 (Del. Ch.).

The complaint alleges that (1) the Compensation Committee members breached their fiduciary duties by approving a special grant of Retention RSUs to certain executives in connection with the Transaction and approving the modification of performance stock unit awards granted in August 2015 to provide for a payout at target level (the “Modification”); (2) the other defendants (the "Recipient Defendants") breached their fiduciary duties in proposing, and accepting the benefits of, the Retention RSUs and the Modification; (3) the Recipient Defendants have been unjustly enriched at the expense of the Company and FOX; and (4) the Compensation Committee committed waste.

The plaintiff seeks, among other things, an order: (1) rescinding the Retention RSUs, the Modification, and any and all shares issued thereunder; (2) granting an award of damages in favor of the Company; (3) awarding damages, rescissory damages, and equitable relief as necessary; and (4) awarding the plaintiff attorneys' fees and costs. The Company believes that the lawsuit is without merit, and it will vigorously defend against all claims.

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

Risks related to the Transaction

Disney Transaction and Creation of FOX

The Transaction may cause disruption in the Company’s business.

On June 20, 2018, the Company entered into the Amended and Restated Merger Agreement with Disney, which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017. Pursuant to the Amended and Restated Merger Agreement, the Company will, after completing the FOX Separation and the FOX Distribution, become a wholly-owned subsidiary of New Disney (see Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of FOX” for further details). The Amended and Restated Merger Agreement generally requires the Company to operate its business in the ordinary course pending consummation of the Mergers and restricts the Company, without Disney’s consent, from taking certain specified actions until the Transaction is consummated or the Amended and Restated Merger Agreement is terminated, including making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying dividends in excess of certain thresholds, and repurchasing or issuing securities outside of existing equity award programs. These restrictions may affect the Company’s ability to execute its business strategies and attain its financial and other goals and may impact its financial condition, results of operations and cash flows.

In connection with the pending Transaction, current and prospective employees of the Company may experience uncertainty about their future roles with the Company (and Disney) or FOX following the consummation of the Transaction, which may materially adversely affect the ability of the Company to attract, retain and motivate key personnel while the Transaction is pending. Despite the Company’s retention planning and programs that the Company has and will implement, key employees may depart because of issues relating to the uncertainty and difficulty of integration with Disney and the FOX Separation and establishment of FOX, or a desire not to remain with the Company (and Disney) or FOX following the consummation of the Transaction. Accordingly, no assurance can be given that the Company will be able to attract and retain key employees to the same extent that the Company has been able to in the past.

The proposed Transaction further could cause disruptions to the Company’s business or business relationships (including the business to be conducted by, and business relationships of, FOX after the consummation of the transactions), which could have an adverse impact on the Company’s businesses, financial condition, results of operations or prospects. In addition, the risk, and adverse effect, of such disruptions could be exacerbated by a delay in the consummation of the Transaction or a termination of the Amended and Restated Merger Agreement. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Transaction and the preparation for both the integration with Disney and the establishment of FOX may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s financial results.

The Company has incurred and expects to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction. The substantial majority of these costs will be non-recurring expenses relating to the Transaction, including costs relating to the FOX Separation, and many of these costs are payable regardless of whether or not the Transaction is consummated. The Company is currently subject to certain litigation related to the proposed Transaction as described in Item 1 – Legal Proceedings, and the Company could be subject to additional litigation, which could result in significant costs and expenses. Even if the proposed Transaction is not consummated, these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results and stock price.

Failure to consummate the Transaction in a timely manner or at all could negatively impact the market price of the Company’s common stock, as well as the Company’s future business and its financial condition, results of operations and cash flows.

The Company currently anticipates the Transaction will be consummated in the first half of calendar year 2019, but it cannot be certain when or if the conditions for the Transaction will be satisfied or (if permissible under applicable law) waived. The Transaction cannot be consummated until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) receipt of certain required governmental approvals and consents, (ii) receipt by the Company of a surplus and solvency opinion with respect to the FOX Separation and the cash dividend in connection with the Transaction, (iii) effectiveness of registration statements with respect to the FOX Distribution and the issuance of New Disney shares in connection with the Transaction, (iv) authorization of New Disney and FOX shares for listing on NYSE or NASDAQ, as applicable, (v) the consummation of the FOX Separation and Distribution, (vi) receipt of certain tax opinions by each of the Company and Disney with respect to the treatment of the transactions under U.S. and Australian tax laws, including a legal opinion on the intended tax treatment of the Transaction and (vii) the accuracy of the representations and warranties made by the Company or Disney, as applicable, in the Amended and Restated Merger Agreement. The obligation of Disney to consummate the Transaction is also subject to, among other conditions, the absence of regulatory authorities requiring Disney to take certain actions.

The satisfaction of the required conditions could delay the consummation of the Transaction for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Transaction will be satisfied or waived or that the Transaction will be consummated.

In the event that the Transaction is not consummated for any reason, (i) the holders of the Company’s common stock will not receive any consideration for their shares of the Company’s common stock in connection with the proposed Transaction and (ii) the FOX Separation and Distribution of FOX will not occur and the holders of the Company’s common stock will not receive shares in FOX. Instead, the Company will remain an independent public company and holders of the Company’s common stock will continue to own their shares of the Company’s common stock.

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

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights or renewal on less favorable terms could impact the extent of the sports coverage offered by the Company and its affiliates, as it relates to the FOX Network, and could adversely affect the Company’s advertising and affiliate revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

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

The Company’s broadcast stations and cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of households through cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s broadcast stations and cable networks, which may adversely affect those networks’ revenues from affiliate fees and their ability to sell national and local advertising time. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. Also, consolidation among MVPDs and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect the Company’s ability to maintain or obtain distribution for its network programming or distribution and/or marketing of its subscription program services on favorable or commercially reasonable terms, or at all. The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of the FOX Network and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Cash Flows and Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company’s operations are conducted in foreign currencies. The Company has acquired and may in the future acquire assets and businesses using foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its cash flows and results of operations in a given period or in specific markets. The U.K. began the formal two-year process of exiting the European Union in March 2017, which could lead to additional political and economic instability that may contribute to volatility in the value of Pounds Sterling and other foreign exchange markets. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates. In addition, countries where we have operations may be classified in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations. The Argentine Peso has been designated highly inflationary and was accounted for as such starting July 1, 2018.

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

In addition, on December 22, 2017, the U.S. government enacted the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As permitted by guidance issued by the SEC, we will finalize the recording of the related impacts of the Tax Act prior to the date that is one year after the enactment date of the Tax Act. For fiscal 2018, the Company recorded a provisional income tax benefit to adjust its net deferred tax liability position, a provisional liability for the transition tax to a territorial tax system and a provisional valuation allowance for foreign tax credits that it does not expect to be able to utilize before they expire in accordance with the Tax Act. The Company may make adjustments to the provisional amounts recorded during this measurement period and such adjustments could possibly be material. For additional information regarding the Tax Act, see Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”.

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

2.1

Amendment Agreement in Relation to Surviving Provisions of the Co-Operation Agreement between Twenty-First Century Fox, Inc. and Sky plc, dated July 11, 2018 (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.).

10.1

First Amendment to Bridge Credit Agreement, dated as of July 11, 2018, in respect of the Bridge Credit Agreement, dated as of December 15, 2016, among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc., J.P. Morgan Europe Limited, as designated agent, and the lending institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.).

10.2

Consent and Reimbursement Agreement by and between Twenty-First Century Fox, Inc. and The Walt Disney Company, a Delaware corporation, dated as of July 11, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 11, 2018.).

10.3

Second Amendment to Bridge Credit Agreement, dated as of September 21, 2018, in respect of the Bridge Credit Agreement, dated as of December 15, 2016, among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc., J.P. Morgan Europe Limited, as designated agent, and the lending institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 24, 2018.).

10.4

Consent and Reimbursement Agreement by and between Twenty-First Century Fox, Inc. and The Walt Disney Company, a Delaware corporation, dated as of September 21, 2018. (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 24, 2018.).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 7, 2018