Form 10-Q
period 2018-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2019-02-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 1, 2019, 1,058,408,500 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues	$8,499	$8,037	$15,676	$15,039
Operating expenses	(6,005)	(5,760)	(10,429)	(10,141)
Selling, general and administrative	(939)	(864)	(1,829)	(1,712)
Depreciation and amortization	(159)	(142)	(317)	(284)
Impairment and restructuring charges	-	(3)	(16)	(24)
Equity (losses) earnings of affiliates	(109)	(33)	(74)	27
Interest expense, net	(294)	(312)	(594)	(625)
Interest income	86	9	94	19
Other, net	10,475	(229)	10,527	(301)

Income from continuing operations before income tax (expense) benefit	11,554	703	13,038	1,998
Income tax (expense) benefit	(630)	1,218	(756)	827

Income from continuing operations	10,924	1,921	12,282	2,825
(Loss) income from discontinued operations, net of tax	(17)	(5)	(24)	11

Net income	10,907	1,916	12,258	2,836
Less: Net income attributable to noncontrolling interests	(92)	(85)	(158)	(150)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$10,815	$1,831	$12,100	$2,686

EARNINGS PER SHARE DATA

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$10,832	$1,836	$12,124	$2,675

Weighted average shares
Basic	1,856	1,853	1,855	1,852
Diluted	1,864	1,855	1,864	1,854

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share
Basic	$5.84	$0.99	$6.54	$1.44
Diluted	$5.81	$0.99	$6.50	$1.44

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share
Basic	$5.83	$0.99	$6.52	$1.45
Diluted	$5.80	$0.99	$6.49	$1.45

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Net income	$10,907	$1,916	$12,258	$2,836
Other comprehensive income, net of tax
Foreign currency translation adjustments	14	38	(118)	79
Cash flow hedges	(6)	(1)	(6)	(1)
Unrealized holding gains on securities	-	97	-	179
Benefit plan adjustments	16	61	22	67
Equity method investments	446	36	412	58
			-
Other comprehensive income, net of tax	470	231	310	382

Comprehensive income	11,377	2,147	12,568	3,218

Less: Net income attributable to noncontrolling interests(a)	(92)	(85)	(158)	(150)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	5	(4)	9	(13)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$11,290	$2,058	$12,419	$3,055

(a)

Net income attributable to noncontrolling interests includes $36 million and $48 million for the three months ended December 31, 2018 and 2017, respectively, and $60 million and $77 million for the six months ended December 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2018	As of June 30, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$21,281	$7,622
Receivables, net	8,083	7,120
Inventories, net	3,934	3,669
Other	719	922

Total current assets	34,017	19,333

Non-current assets
Receivables, net	859	724
Investments	833	4,112
Inventories, net	8,133	7,518
Property, plant and equipment, net	1,971	1,956
Intangible assets, net	5,970	6,101
Goodwill	12,758	12,768
Other non-current assets	1,345	1,319

Total assets	$65,886	$53,831

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$887	$1,054
Accounts payable, accrued expenses and other current liabilities	3,236	3,248
Participations, residuals and royalties payable	1,822	1,748
Program rights payable	1,135	1,368
Deferred revenue	855	826
	-
Total current liabilities	7,935	8,244

Non-current liabilities
Borrowings	18,321	18,469
Other liabilities	3,848	3,664
Deferred income taxes	1,971	1,892
Redeemable noncontrolling interests	576	764
Commitments and contingencies
Equity
Class A common stock(a)	11	11
Class B common stock(b)	8	8
Additional paid-in capital	12,573	12,612
Retained earnings	21,292	8,934
Accumulated other comprehensive loss	(1,879)	(2,001)
	-
Total Twenty-First Century Fox, Inc. stockholders' equity	32,005	19,564
Noncontrolling interests	1,230	1,234

Total equity	33,235	20,798

Total liabilities and equity	$65,886	$53,831

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,058,408,500 shares and 1,054,032,541 shares issued and outstanding, net of 123,687,371 treasury shares at par as of December 31, 2018 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of December 31, 2018 and June 30, 2018.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$12,258	$2,836
Less: (Loss) income from discontinued operations, net of tax	(24)	11

Income from continuing operations	12,282	2,825
Adjustments to reconcile income from continuing operations to cash provided by operating activities
Depreciation and amortization	317	284
Amortization of cable distribution investments	20	43
Impairment and restructuring charges	16	24
Equity-based compensation	70	66
Equity losses (earnings) of affiliates	74	(27)
Cash distributions received from affiliates	10	11
Other, net	(10,527)	301
Deferred income taxes	(155)	(1,300)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables	(693)	(1,267)
Inventories net of program rights payable	(1,300)	(417)
Accounts payable and accrued expenses	(145)	388
Other changes, net	588	(427)

Net cash provided by operating activities from continuing operations	557	504

INVESTING ACTIVITIES
Property, plant and equipment	(219)	(238)
Investments in equity affiliates	(266)	(209)
Proceeds from dispositions, net	15,020	362
Other investing activities, net	(206)	(84)

Net cash provided by (used in) investing activities from continuing operations	14,329	(169)

FINANCING ACTIVITIES
Borrowings	90	1,282
Repayment of borrowings	(412)	(1,411)
Dividends paid and distributions	(517)	(512)
Employee taxes paid for share-based payment arrangements	(162)	(32)
Other financing activities, net	(89)	(18)

Net cash used in financing activities from continuing operations	(1,090)	(691)

Net decrease in cash and cash equivalents from discontinued operations	(32)	(26)

Net increase (decrease) in cash and cash equivalents	13,764	(382)
Cash and cash equivalents, beginning of year	7,622	6,163
Exchange movement on cash balances	(105)	28

Cash and cash equivalents, end of period	$21,281	$5,809

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

The following table presents the impact of the adoption of the standard on the Company’s Consolidated Statements of Operations:

	For the three months ended December 31, 2018			For the six months ended December 31, 2018
	As reported	Adjustments	Without adoption of ASC 606	As reported	Adjustments	Without adoption of ASC 606
	(in millions, except per share amounts)
Revenues	$8,499	$(28)	$8,471	$15,676	$50	$15,726
Operating expenses	(6,005)	10	(5,995)	(10,429)	(43)	(10,472)
Selling, general and administrative	(939)	-	(939)	(1,829)	-	(1,829)
Depreciation and amortization	(159)	-	(159)	(317)	-	(317)
Impairment and restructuring charges	-	-	-	(16)	-	(16)
Equity losses of affiliates	(109)	-	(109)	(74)	(3)	(77)
Interest expense, net	(294)	-	(294)	(594)	-	(594)
Interest income	86	-	86	94	-	94
Other, net	10,475	-	10,475	10,527	-	10,527

Income (loss) from continuing operations before income tax (expense) benefit	11,554	(18)	11,536	13,038	4	13,042
Income tax (expense) benefit	(630)	4	(626)	(756)	(1)	(757)

Income (loss) from continuing operations	10,924	(14)	10,910	12,282	3	12,285
Loss from discontinued operations, net of tax	(17)	-	(17)	(24)	-	(24)

Net income (loss)	10,907	(14)	10,893	12,258	3	12,261
Less: Net income attributable to noncontrolling interests	(92)	-	(92)	(158)	-	(158)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$10,815	$(14)	$10,801	$12,100	$3	$12,103

Net income (loss) attributable to Twenty-First Century Fox stockholders per share
Basic	$5.83	$(0.01)	$5.82	$6.52	$-	$6.52
Diluted	$5.80	$(0.01)	$5.79	$6.49	$-	$6.49

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this guidance as of July 1, 2018 on a modified retrospective basis and recorded a cumulative effect adjustment to reclassify unrealized holding gains on securities within Accumulated other comprehensive loss to Retained earnings and to record certain equity investments at NAV which were previously accounted for at cost (See Note 7 – Stockholders’ Equity). In addition, the Company recorded changes in the fair value of equity investments with readily determinable fair values in Net income rather than in Accumulated other comprehensive loss (See Note 12 – Additional Financial Information under the heading “Other, net”). Cost method investments that do not have readily determinable fair values will be recognized prospectively at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). On July 1, 2018, the Company adopted ASU 2016-16 and recorded a deferred tax asset of approximately $2.3 billion related to the basis difference in an equity method investment on a modified retrospective basis, through a cumulative-effect adjustment to Retained earnings and also recorded a corresponding valuation allowance. As prescribed, a full valuation allowance was required because the Company was not able to establish sufficient evidence of future taxable income of the appropriate character to realize the deferred tax asset. As a result, the adoption of ASU 2016-16 did not have a material impact on the Company’s Consolidated Financial Statements. Due to the decision to sell Sky which was announced on September 26, 2018, management determined that the valuation allowance was no longer needed. As such, the Company released the valuation allowance related to its deferred tax asset as part of the estimated annual effective tax rate, resulting in a non-cash tax benefit of approximately $1.8 billion and $2.0 billion for the three and six months ended December 31, 2018, respectively. The remaining non-cash tax benefit of approximately $300 million will be realized during the year based upon the Company’s Income from continuing operations before income tax expense (See Note 4 – Investments under the heading “Sky”).

On July 1, 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) on a prospective basis using the security-by-security approach. The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act (as defined below) and to improve the usefulness of information reported to financial statement users. The adoption of ASU 2018-02 resulted in a reclassification from Accumulated other comprehensive loss to Retained earnings related to the income tax effects on the change in the federal statutory rate (See Note 7 – Stockholders’ Equity under the heading “Accumulated other comprehensive loss”).

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, “Topic 842”, as amended. Topic 842 requires recognition of lease liabilities and right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. Topic 842 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company expects to apply Topic 842 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of initial application as an adjustment to opening Retained earnings. The Company is currently evaluating the impact Topic 842 will have on its consolidated financial statements including determining which practical expedients to apply. Since the Company has a significant amount of minimum lease commitments (See Note 15 – Commitments and Contingencies in the 2018 Form 10-K), the Company

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expects that the impact of recognizing operating lease liabilities and right-of-use assets will be significant to the Company’s Consolidated Balance Sheet. The Company is in process of gathering the necessary lease data and implementing accounting lease software for all leases as well as assessing necessary changes to the Company’s processes and controls to support the recognition and disclosure requirements in accordance with the new standard.

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

The SEC issued guidance that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company has finalized its analysis and has not materially modified the provisional amounts previously recorded (See Note 2 – Summary of Significant Accounting Policies in the 2018 Form 10-K under the heading “U.S. Tax Reform”).

The Tax Act also includes a new minimum tax on certain foreign earnings (“global intangible low-tax income” or “GILTI”) which imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries and allows a deduction for foreign-derived intangible income (“FDII”). These provisions are effective for the Company in the current fiscal year. For the six months ended December 31, 2018, the Company computed amounts for both items and included the impacts in its annualized effective tax rate calculation. The Company will account for the effects of GILTI as a component of income tax expense in the period the tax arises.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Disney Transaction/Distribution of FOX

On June 20, 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”) and TWDC Holdco 613 Corp., a newly formed holding company and wholly-owned subsidiary of Disney (“New Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017, pursuant to which, among other things, at the closing, the Company will merge with and into a subsidiary of New Disney (the “21CF Merger”), Disney will merge with and into a subsidiary of New Disney (the “Disney Merger,” and together with the 21CF Merger, the “Mergers”), and each of Disney and the Company will become wholly-owned subsidiaries of New Disney. Prior to the consummation of the Mergers, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses, including the FOX News Channel (“FOX News”), FOX Business Network, FOX Broadcasting Company (the “FOX Network”), FOX Television Stations Group, FS1, FS2, FOX Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary Fox Corporation (“FOX”) (the “FOX Separation”) and distribute all of the issued and outstanding common stock of FOX to the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company (shares held by such holders, the “Hook Stock”)) on a pro rata basis (the “FOX Distribution”). Prior to the FOX Distribution, FOX will pay the Company a dividend in the amount of $8.5 billion (the “FOX Dividend”). FOX has and will incur indebtedness sufficient to fund the FOX Dividend, which indebtedness will be reduced after the Mergers by the amount of a cash payment paid by Disney to FOX, if such cash payment is made. As the FOX Separation and FOX Distribution will be taxable to the Company at the corporate level, the FOX Dividend is intended to fund the taxes resulting from the FOX Separation and FOX Distribution and certain other transactions contemplated by the Amended and Restated Merger Agreement. The Company will retain all assets and liabilities not transferred to FOX, including the Twentieth Century Fox Film and Television studios and certain cable and international television businesses, including FX Networks, National Geographic Partners, LLC, Regional Sports Networks (“RSNs”), Fox Networks Group International and STAR India (“STAR”), as well as the Company’s interests in Hulu, LLC (“Hulu”), Sky, Tata Sky Limited and Endemol Shine Group. The foregoing proposed transactions are collectively referred to as the “Transaction”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

To provide FOX with financing in connection with the FOX Distribution, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a commitment letter on behalf of FOX with the financial institutions party thereto (the “Bridge Commitment Letter”) which provides for borrowings of up to $9 billion. Given the Company’s current debt ratings, 21CFA pays a commitment fee of 0.1%. In January 2019, FOX issued approximately $6.8 billion of senior notes (See Note 6 – Borrowings under the heading “FOX Borrowings”) and reduced the borrowings available under the Bridge Commitment Letter to $1.7 billion. FOX intends to use the net proceeds of approximately $6.8 billion from the sale of the notes, together with available cash on its balance sheet and other financing facilities, if needed, principally to fund the FOX Dividend and to pay fees and expenses incurred in connection with the senior notes offering and the Transaction.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2018, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) established a cash bonus retention plan for certain employees of approximately $110 million of which 50% is payable at the time of the Mergers and 50% on the 10-month anniversary of the Mergers, subject to each participant's continued employment through the applicable payment date. Additionally, the Compensation Committee made a special grant of approximately 5.9 million restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including named executive officers (“NEOs”). The Retention RSU grants will vest 50% at the time of the Mergers and 50% on the 15-month anniversary of the Mergers, subject to each executive’s continued employment through the applicable vesting date. The cash bonus retention payment plans are subject to accelerated payment and the Retention RSU grants will be subject to accelerated vesting upon the occurrence of certain termination events. In the event the Amended and Restated Merger Agreement is terminated, the payments under the cash-based retention program will be made and the Retention RSU grants will vest on the later of December 13, 2019 and the date of such termination.

Under the Amended and Restated Merger Agreement, the Company is permitted to take certain actions to reduce the amount of any potential “excess parachute payments” for “disqualified individuals” (each as defined in Section 280G of the Internal Revenue Code). In accordance with this provision, the Company modified certain outstanding equity-based awards granted to certain participants (excluding any NEOs) resulting in additional compensation expenses of approximately $40 million for the three and six months ended December 31, 2018, of which approximately $15 million was included in Selling, general and administrative expenses and the remaining amount was included in Other, net in the Unaudited Consolidated Statements of Operations.

Other

In March 2017, the Federal Communications Commission’s (the “FCC”) concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of approximately $350 million to relinquish spectrum accepted by the FCC as part of the auction and received the proceeds in July 2017. As a result, the spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, has been relinquished to the FCC. The Company recorded a pre-tax gain of $114 million of which $102 million was recorded in fiscal 2018 and the remaining balance was recorded in Other, net in the Unaudited Consolidated Statement of Operations for the six months ended December 31, 2018 for the spectrum relinquished to the FCC in July 2018. These television stations will continue broadcasting using the spectrum of the existing FOX Network owned and operated station in that market.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Programming rights
Sports Programming rights	$3,920	$3,676
Entertainment Programming rights(a)	3,311	3,263
Filmed entertainment costs
Films
Released, less accumulated amortization	1,109	1,249
Completed, not released	195	98
In production	1,900	1,556
In development or preproduction	245	221
	-
	3,449	3,124

Television productions
Released, less accumulated amortization	645	743
In production, development or preproduction	742	381

	1,387	1,124

Total filmed entertainment costs, less accumulated amortization(b)	4,836	4,248

Total inventories, net	12,067	11,187
Less: current portion of inventories, net(c)	(3,934)	(3,669)

Total non-current inventories, net	$8,133	$7,518

(a)	Includes DVDs, Blu-rays and other merchandise.
(b)

Does not include $195 million and $210 million of net intangible film library costs as of December 31, 2018 and June 30, 2018, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(c)

Current portion of inventories, net as of December 31, 2018 and June 30, 2018 was comprised of programming rights ($3,886 million and $3,625 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of December 31, 2018	As of December 31, 2018	As of June 30, 2018
			(in millions)
Sky(a)	European direct broadcast satellite operator	-%	$-	$3,306
Endemol Shine Group(b)	Global multi-platform content provider	50%	168	188
Other investments(c)		various	665	618

Total investments			$833	$4,112

(a)	In October 2018, the Company sold its 39% investment in Sky.
(b)	Equity method investment.
(c)	Includes an investment with a readily determinable fair value of $185 million as of December 31, 2018 (See Note 5 – Fair Value).

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

On September 22, 2018, the Company made a revised cash offer for the fully diluted share capital of Sky that the Company and its affiliates did not already own at a price of £15.67 for each Sky share, following the conclusion of the auction process conducted by the U.K. Panel on Takeovers and Mergers. On the same day, Comcast Corporation (“Comcast”) announced a revised cash offer by Comcast for the entire issued and to be issued share capital of Sky at a price of £17.28 for each Sky share (the “Comcast Offer”), which was recommended by the Sky Independent Committee. On September 26, 2018, the Company announced that it intended to lapse its offer on October 6, 2018 and that it intended to either accept the Comcast Offer or to sell its Sky shares to Comcast at a price of £17.28 for each Sky share. On October 3, 2018, the Company entered into an agreement to sell its shares to Comcast at a price of £17.28 for each Sky share. As a result, in October 2018, the Company received cash consideration of approximately £11.6 billion ($15.1 billion) for its 39% interest in Sky. The Company recorded a gain, net of transaction related costs, of $10.8 billion on this transaction, which was included in Other, net in the Unaudited Consolidated Statement of Operations for the six months ended December 31, 2018 (See Note 12 – Additional Financial Information under the heading “Other, net”). In connection with the lapsing of the Company’s offer for Sky, the Bridge Credit Agreement has been terminated as of October 6, 2018.

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

For the six months ended December 31, 2018, the Company invested approximately $225 million in Hulu to maintain its ownership percentage and has committed to an additional investment of approximately $645 million in calendar year 2019.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$185	$185	$-	$-
Derivatives(b)	7	-	7	-
Other(c)	65	-	-	65
Liabilities
Derivatives(b)	(10)	-	(10)	-
Redeemable noncontrolling interests	(576)	-	-	(576)

Total	$(329)	$185	$(3)	$(511)

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$257	$257	$-	$-
Derivatives(b)	14	-	14	-
Other(c)	73	-	-	73
Redeemable noncontrolling interests	(764)	-	-	(764)

Total	$(420)	$257	$14	$(691)

(a)	Represents an investment in equity securities with a readily determinable fair value.
(b)	Represents derivatives associated with the Company’s foreign currency and interest rate swap contracts.
(c)	Primarily relates to past acquisitions, including contingent consideration agreements.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the six months ended December 31,
	2018		2017
	(in millions)
Beginning of period	$(764)		$(694)
Net income	(60)		(77)
Distributions and other	248	(a)	59
			-
End of period	$(576)		$(712)

(a)	As a result of the expiration of a put arrangement, approximately $200 million was reclassified into Retained earnings.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments without a readily determinable fair value and not accounted for using the equity method, approximates fair value.

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Borrowings

Fair value	$22,809	$22,591

Carrying value	$19,208	$19,523

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

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Cash Flow Hedges

Notional amount	$286	$119

Fair value	$(9)	$(2)

For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next year.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Economic Hedges

Notional amount	$16	$12,788	(a)

Fair value	$-	$8	(a)

(a)

As of June 30, 2018, the notional amount and fair value primarily relates to a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition which had a premium payable of approximately $50 million. In September 2018, the Company paid the premium to settle this foreign currency option contract which was included in Proceeds from dispositions, net in the Unaudited Consolidated Statement of Cash Flows.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Cash Flow Hedges

Notional amount	$580	$608
		\
Fair value	$6	$8

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

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2018 or June 30, 2018 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2018, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BORROWINGS

Borrowings include bank loans and public debt.

Bank Loans

STAR has entered into various unsecured credit facilities (the “STAR Credit Facilities”) that are available for working capital and for acquiring programming rights. These credit facilities are uncommitted and are reviewed periodically for renewal. As of December 31, 2018, the STAR Credit Facilities had a total capacity for borrowings of approximately INR 14 billion (approximately $200 million), which was subsequently increased to approximately INR 28 billion (approximately $395 million). As of December 31, 2018, the outstanding balance on the STAR Credit Facilities was $84 million. Borrowings under the credit facilities are due on demand by the lenders providing up to 60 days’ notice. Borrowings with on demand repayment terms are presented as Current borrowings in the Consolidated Balance Sheets.

Senior Notes Retired

In August 2018, the Company retired $250 million of 8.25% Senior Notes.

Current Borrowings

Included in Borrowings within Current liabilities as of December 31, 2018 was $700 million of 6.90% Senior Notes that are due in March 2019, principal payments on the Yankees Entertainment and Sports Network (the “YES Network”) term loan facility of $31 million that are due in the next 12 months, $72 million related to the STAR term loan and $84 million related to the STAR Credit Facilities.

FOX Borrowings

In January 2019, FOX issued $750 million of 3.666% Senior Notes due 2022, $1.25 billion of 4.030% Senior Notes due 2024, $2.00 billion of 4.709% Senior Notes due 2029, $1.25 billion of 5.476% Senior Notes due 2039 and $1.55 billion of 5.576% Senior Notes due 2049 (the “Notes Offering”). FOX intends to use the net proceeds of approximately $6.8 billion from the sale of the notes, together with available cash on its balance sheet and other financing facilities, if needed, principally to fund the FOX Dividend and to pay fees and expenses incurred in connection with the Notes Offering and the Transaction (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of FOX”).

Bridge Credit Agreement

See Note 4 – Investments under the heading “Sky”.

NOTE 7. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended December 31, 2018				For the six months ended December 31, 2018
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders		Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$20,698	$1,226		$21,924	$19,564		$1,234		$20,798
Adoption of ASUs	-	-		-	244	(a)	-		244
Adjusted balance, beginning of period	20,698	1,226		21,924	19,808		1,234		21,042
Net income	10,815	56	(b)	10,871	12,100		98	(b)	12,198
Other comprehensive income (loss)	475	(5)		470	319		(9)		310
Issuance of shares	71	-		71	204		-		204
Dividends declared	-	-		-	(334)		-		(334)
Other	(54)	(47)	(c)	(101)	(92)		(93)	(c)	(185)
	-
Balance, end of period	$32,005	$1,230		$33,235	$32,005		$1,230		$33,235

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2017				For the six months ended December 31, 2017
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$16,304	$1,252		$17,556	$15,722	$1,216		$16,938
Net income	1,831	37	(b)	1,868	2,686	73	(b)	2,759
Other comprehensive income	227	4		231	369	13		382
Issuance of shares	-	-		-	41	-		41
Dividends declared	-	-		-	(333)	-		(333)
Other	27	(51)	(c)	(24)	(96)	(60)	(c)	(156)
	-
Balance, end of period	$18,389	$1,242		$19,631	$18,389	$1,242		$19,631

(a)

Primarily represents the adoption of ASU 2014-09 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information). Approximately $145 million of the transition adjustment relates to the Company’s proportionate share of Sky’s transition adjustment.

(b)

Net income attributable to noncontrolling interests excludes $36 million and $48 million for the three months ended December 31, 2018 and 2017, respectively, and $60 million and $77 million for the six months ended December 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(c)

Other activity attributable to noncontrolling interests excludes $(11) million and $(35) million for the three months ended December 31, 2018 and 2017, respectively, and $(248) million and $(59) million for the six months ended December 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests (See Note 5 – Fair Value).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended December 31, 2018			For the six months ended December 31, 2018
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$11	$(1)	$10	$(121)	$(1)	$(122)
Reclassifications realized in net income(a)	6	(2)	4	6	(2)	4

Other comprehensive income (loss)(b)	$17	$(3)	$14	$(115)	$(3)	$(118)
Cash flow hedges
Unrealized losses	$(9)	$2	$(7)	$(9)	$2	$(7)
Reclassifications realized in net income (c)	1	-	1	1	-	1

Other comprehensive loss	$(8)	$2	$(6)	$(8)	$2	$(6)
Benefit plan adjustments
Unrealized gains	$13	$(3)	$10	$13	$(3)	$10
Reclassifications realized in net income(d)	7	(1)	6	15	(3)	12

Other comprehensive income	$20	$(4)	$16	$28	$(6)	$22
Equity method investments
Unrealized losses and reclassifications	$(5)	$-	$(5)	$(47)	$8	$(39)
Amount reclassified on sale of Sky(a)	627	(176)	451	627	(176)	451

Other comprehensive income	$622	$(176)	$446	$580	$(168)	$412

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$38	$-	$38	$79	$-	$79

Other comprehensive income(b)	$38	$-	$38	$79	$-	$79
Cash flow hedges
Unrealized gains	$1	$-	$1	$9	$(3)	$6
Reclassifications realized in net income(c)	(3)	1	(2)	(11)	4	(7)

Other comprehensive loss	$(2)	$1	$(1)	$(2)	$1	$(1)
Gains on securities
Unrealized gains	$154	$(57)	$97	$283	$(104)	$179

Other comprehensive income	$154	$(57)	$97	$283	$(104)	$179
Benefit plan adjustments
Reclassifications realized in net income(d)	$96	$(35)	$61	$106	$(39)	$67

Other comprehensive income	$96	$(35)	$61	$106	$(39)	$67
Equity method investments
Unrealized gains and reclassifications	$50	$(14)	$36	$84	$(26)	$58

Other comprehensive income	$50	$(14)	$36	$84	$(26)	$58

(a)	Reclassifications of amounts related to dispositions are included in Other, net in the Unaudited Consolidated Statements of Operations.
(b)

Foreign currency translation adjustments include $(5) million and $4 million for the three months ended December 31, 2018 and 2017, respectively, and $(9) million and $13 million for the six months ended December 31, 2018 and 2017, respectively, relating to noncontrolling interests.

(c)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations (See Note 5 – Fair Value for additional information regarding hedging activity).

(d)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Unaudited Consolidated Statements of Operations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss

The following table summarizes the changes in the components of Accumulated other comprehensive loss, net of tax:

	For the six months ended December 31, 2018
	Foreign currency translation adjustments	Cash flow hedges		Unrealized holding gains on securities		Benefit plan adjustments		Equity method investments	Accumulated other comprehensive loss
	(in millions)
Balance, beginning of period	$(1,317)	$4		$132		$(307)		$(513)	$(2,001)
Adoption of ASUs	-	1	(a)	(132)	(b)	(66)	(a)	-	(197)
Other comprehensive (loss) income, net of tax	(109)	(6)		-		22		412	319

Balance, end of period	$(1,426)	$(1)		$-		$(351)		$(101)	$(1,879)

(a)	Reflects the adoption of ASU 2018-02 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).
(b)	Reflects the adoption of ASU 2016-01 (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Income from continuing operations	$10,924	$1,921	$12,282	$2,825
Less: Net income attributable to noncontrolling interests	(92)	(85)	(158)	(150)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$10,832	$1,836	$12,124	$2,675

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) previously authorized a stock repurchase program, under which the Company is authorized to acquire Class A Common Stock. In August 2016 and 2015, the Board authorized the repurchase of an additional $3 billion and $5 billion, respectively, of Class A Common Stock, excluding commissions. As of December 31, 2018, the Company’s remaining buyback authorization was approximately $3.1 billion representing $3 billion under the fiscal 2017 authorization and approximately $110 million under the fiscal 2016 authorization. Pursuant to the Amended and Restated Merger Agreement (See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Disney Transaction/Distribution of FOX”), the Company is prohibited from repurchasing any additional shares without Disney’s consent.

The Company did not repurchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2018.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the six months ended December 31,
	2018	2017
Cash dividend per share	$0.18	$0.18

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2018, the Company declared a dividend of $0.18 per share on both the Class A Common Stock and Class B Common Stock, which is payable on April 16, 2019. The record date for determining dividend entitlements is April 8, 2019 (the “Record Date”). The dividend is contingent on the Transaction not having occurred prior to the Record Date.

NOTE 8. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation activity:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Equity-based compensation	$107	$39	$157	$66

Intrinsic value of all settled equity-based awards	$139	$-	$368	$74

The Company’s stock based awards are granted in Class A Common Stock. As of December 31, 2018, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $280 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Performance Stock Units

During the six months ended December 31, 2018, no performance stock units (“PSUs”) were granted and approximately 6.5 million PSUs vested.

During the six months ended December 31, 2017, approximately 6.6 million PSUs were granted and approximately 2.6 million PSUs vested.

Restricted Stock Units

During the six months ended December 31, 2018, approximately 2.9 million restricted stock units (“RSUs”) were granted and approximately 1.4 million RSUs vested.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2018 and June 30, 2018 were approximately $85 billion and $84 billion, respectively. The increase from June 30, 2018 was primarily due to the new multi-year, multi-platform rights agreement expanding the Company’s television, digital and Spanish-language rights and extending its arrangement with Major League Baseball (“MLB”) through the 2028 MLB season partially offset by sports programming rights payments.

Contingent Guarantees

The Company’s contingent guarantees as of December 31, 2018 have not changed significantly from disclosures included in the 2018 Form 10-K.

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

U.K. Newspaper Matters Indemnity

In connection with the News Corp Separation (as defined in Note 4 – Discontinued Operations in the 2018 Form 10-K under the heading “Separation of News Corp”), the Company and News Corporation (“News Corp”) agreed in the News Corp Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the News Corp Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). The liability related to the Indemnity, recorded in the Consolidated Balance Sheets, was approximately $45 million and $50 million as of December 31, 2018 and June 30, 2018, respectively.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax (expense) benefit, (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Income from continuing operations before income tax (expense) benefit to Total Segment OIBDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Income from continuing operations before income tax (expense) benefit	$11,554	$703	$13,038	$1,998
Add
Amortization of cable distribution investments	10	25	20	43
Depreciation and amortization	159	142	317	284
Impairment and restructuring charges	-	3	16	24
Equity losses (earnings) of affiliates	109	33	74	(27)
Interest expense, net	294	312	594	625
Interest income	(86)	(9)	(94)	(19)
Other, net	(10,475)	229	(10,527)	301

Total Segment OIBDA	$1,565	$1,438	$3,438	$3,229

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Cable Network Programming	$4,562	$4,405	$8,909	$8,601
Television	2,148	1,806	3,424	2,871
Filmed Entertainment	2,159	2,246	3,975	4,209
Other, Corporate and Eliminations	(370)	(420)	(632)	(642)

Total revenues	$8,499	$8,037	$15,676	$15,039
Segment OIBDA
Cable Network Programming	$1,454	$1,365	$2,991	$2,876
Television	(22)	56	146	178
Filmed Entertainment	193	131	470	387
Other, Corporate and Eliminations	(60)	(114)	(169)	(212)

Total Segment OIBDA	$1,565	$1,438	$3,438	$3,229

Intersegment revenues, generated by the Filmed Entertainment segment, of $360 million and $418 million for the three months ended December 31, 2018 and 2017, respectively, and of $605 million and $613 million for the six months ended December 31, 2018 and 2017, respectively, have been eliminated within the Other, Corporate and Eliminations segment. The balance of intersegment revenues is primarily related to the Cable Network Programming segment. Segment OIBDA, generated by the Filmed Entertainment segment, of approximately $(50) million and $20 million for the three months ended December 31, 2018 and 2017, respectively, and of approximately $(20) million and $45 million for the six months ended December 31, 2018 and 2017, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Depreciation and amortization
Cable Network Programming	$98	$86	$195	$171
Television	25	27	51	54
Filmed Entertainment	25	23	50	46
Other, Corporate and Eliminations	11	6	21	13

Total depreciation and amortization	$159	$142	$317	$284

Depreciation and amortization includes the amortization of definite lived intangible assets of $65 million for the three months ended December 31, 2018 and 2017 and $129 million and $130 million for the six months ended December 31, 2018 and 2017, respectively.

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Assets
Cable Network Programming	$25,515	$25,756
Television	7,612	6,779
Filmed Entertainment	11,866	10,646
Other, Corporate and Eliminations	20,060	6,538
Investments	833	4,112

Total assets	$65,886	$53,831

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Affiliate fee	$3,482	$3,252	$6,977	$6,488
Advertising	2,698	2,496	4,470	4,119
Content	2,118	2,140	3,889	4,159
Other	201	149	340	273

Total revenues	$8,499	$8,037	$15,676	$15,039

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

Cable Network Programming and Television

The Company generates affiliate fee revenue from affiliate agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from affiliate agreements with independently-owned television stations that are affiliated with the FOX Network and receive retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming, a functional license of intellectual property, is made available to the customer which is done on a continuous basis. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

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

The Company generates advertising revenue from sales of commercial time within the Company’s network programming to be aired by television networks and cable channels, and from sales of broadcast advertising time on the Company’s owned television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s Revenues by Segment by Component for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Cable Network Programming
Affiliate fee	$3,075	$2,915	$6,172	$5,817
Advertising, content and other	1,487	1,490	2,737	2,784

Total Cable Network Programming revenues	4,562	4,405	8,909	8,601

Television
Advertising	1,634	1,416	2,433	2,071
Affiliate fee, content and other	514	390	991	800

Total Television revenues	2,148	1,806	3,424	2,871

Filmed Entertainment
Content	2,059	2,168	3,784	4,059
Advertising and other	100	78	191	150

Total Filmed Entertainment revenues	2,159	2,246	3,975	4,209

Other, Corporate and Eliminations	(370)	(420)	(632)	(642)

Total revenues	$8,499	$8,037	$15,676	$15,039

Future Performance Obligations

As of December 31, 2018, approximately $7 billion of revenues are expected to be recognized primarily over the next three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and sports rights sublicensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract that have an original expected duration of one year or less, (ii) revenues related to performance obligations for which the Company recognizes revenues in the amount it has a right to invoice, (iii) revenues that are in the form of sales-based or usage-based royalties promised in exchange for licenses of intellectual property and (iv) revenues that have variable consideration which is allocated entirely to an unsatisfied performance obligation or an unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Receivables

Receivables, net as of December 31, 2018 and July 1, 2018 consist of:

	As of December 31, 2018	As of July 1, 2018
	(in millions)
Total receivables	$9,118	$8,553
Allowances for doubtful accounts	(176)	(169)

Total receivables, net	8,942	8,384
Less: current receivables, net	(8,083)	(7,625)

Non-current receivables, net	$859	$759

Deferred Revenue

Deferred revenue consists of cash payments received or due in advance of the Company’s performance primarily under license agreements for the broadcast of motion pictures and television series as well as advertising agreements where revenues have been deferred due to audience deficiency.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Deferred revenue balances as of December 31, 2018 and July 1, 2018:

	As of December 31, 2018	As of July 1, 2018
	(in millions)
Current deferred revenue	$855	$791
Noncurrent deferred revenue	$277	$291

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Gain on sale of investment in Sky and other transaction costs(a)	$10,870	$(85)	$10,824	$(139)
Disney transaction costs(b)	(119)	(32)	(187)	(32)
Unrealized losses on investments(c)	(255)	-	(72)	-
Settlement loss on pension liabilities(d)	-	(86)	-	(86)
Other	(21)	(26)	(38)	(44)

Total other, net	$10,475	$(229)	$10,527	$(301)

(a)

Primarily represents the gain on the sale of investment in Sky for the three and six months ended December 31, 2018 and the change in fair value of a foreign currency option contract to limit the foreign currency exchange rate risk in connection with the Sky Acquisition for the three and six months ended December 31, 2017 (See Note 4 – Investments under the heading “Sky” for further discussion).

(b)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(c)	Represents the unrealized losses on investments (See Note 1 – Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).
(d)

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

Supplemental Cash Flows Information

	For the six months ended December 31,
	2018	2017
	(in millions)
Supplemental cash flows information
Cash paid for income taxes	$(390)	$(663)

Cash paid for interest	$(623)	$(596)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$8,499	$-	$8,499
Expenses	(103)	-	(7,000)	-	(7,103)
Equity losses of affiliates	-	-	(109)	-	(109)
Interest expense, net	(483)	(209)	(22)	420	(294)
Interest income	82	2	422	(420)	86
Earnings from subsidiary entities	12,108	11,294	-	(23,402)	-
Other, net	(150)	(255)	10,880	-	10,475

Income from continuing operations before income tax expense	11,454	10,832	12,670	(23,402)	11,554
Income tax expense	(628)	-	(678)	676	(630)

Income from continuing operations	10,826	10,832	11,992	(22,726)	10,924
Loss from discontinued operations, net of tax	-	(17)	-	-	(17)

Net income	10,826	10,815	11,992	(22,726)	10,907
Less: Net income attributable to noncontrolling interests	-	-	(92)	-	(92)

Net income attributable to Twenty-First Century Fox stockholders	$10,826	$10,815	$11,900	$(22,726)	$10,815

Comprehensive income attributable to Twenty-First Century Fox stockholders	$11,209	$11,290	$12,318	$(23,527)	$11,290

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,676	$-	$15,676
Expenses	(194)	-	(12,397)	-	(12,591)
Equity losses of affiliates	-	-	(74)	-	(74)
Interest expense, net	(930)	(411)	(45)	792	(594)
Interest income	82	5	799	(792)	94
Earnings from subsidiary entities	14,097	12,602	-	(26,699)	-
Other, net	(232)	(72)	10,831	-	10,527

Income from continuing operations before income tax expense	12,823	12,124	14,790	(26,699)	13,038
Income tax expense	(744)	-	(858)	846	(756)

Income from continuing operations	12,079	12,124	13,932	(25,853)	12,282
Loss from discontinued operations, net of tax	-	(24)	-	-	(24)

Net income	12,079	12,100	13,932	(25,853)	12,258
Less: Net income attributable to noncontrolling interests	-	-	(158)	-	(158)

Net income attributable to Twenty-First Century Fox stockholders	$12,079	$12,100	$13,774	$(25,853)	$12,100

Comprehensive income attributable to Twenty-First Century Fox stockholders	$12,251	$12,419	$14,008	$(26,259)	$12,419

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
					-
Income from continuing operations before income tax benefit	3,523	2,675	3,659	(7,859)	1,998
Income tax benefit	1,459	-	1,515	(2,147)	827
					-
Income from continuing operations	4,982	2,675	5,174	(10,006)	2,825
Income from discontinued operations, net of tax	-	11	-	-	11
					-
Net income	4,982	2,686	5,174	(10,006)	2,836
Less: Net income attributable to noncontrolling interests	-	-	(150)	-	(150)
					-
Net income attributable to Twenty-First Century Fox stockholders	$4,982	$2,686	$5,024	$(10,006)	$2,686
					$-
Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,000	$3,055	$5,161	$(10,161)	$3,055

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$18,411	$1,575	$1,295	$-	$21,281
Receivables, net	11	2	8,073	(3)	8,083
Inventories, net	-	-	3,934	-	3,934
Other	48	-	671	-	719
			-
Total current assets	18,470	1,577	13,973	(3)	34,017

Non-current assets
Receivables, net	13	-	846	-	859
Inventories, net	-	-	8,133	-	8,133
Property, plant and equipment, net	345	-	1,626	-	1,971
Intangible assets, net	-	-	5,970	-	5,970
Goodwill	-	-	12,758	-	12,758
Other non-current assets	262	-	1,083	-	1,345
Investments
Investments in associated companies and other investments	263	186	384	-	833
Intragroup investments	127,850	78,002	-	(205,852)	-
				-
Total investments	128,113	78,188	384	(205,852)	833

Total assets	$147,203	$79,765	$44,773	$(205,855)	$65,886

LIABILITIES AND EQUITY
Current liabilities
Borrowings	$700	$-	$187	$-	$887
Other current liabilities	408	41	6,602	(3)	7,048

Total current liabilities	1,108	41	6,789	(3)	7,935

Non-current liabilities
Borrowings	17,286	-	1,035	-	18,321
Other non-current liabilities	482	-	5,337	-	5,819
Intercompany	63,100	47,719	(110,819)	-	-
Redeemable noncontrolling interests	-	-	576	-	576
Total equity	65,227	32,005	141,855	(205,852)	33,235

Total liabilities and equity	$147,203	$79,765	$44,773	$(205,855)	$65,886

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2018

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$16,139	$(1,414)	$(14,168)	$-	$557

INVESTING ACTIVITIES
Property, plant and equipment	(25)	-	(194)	-	(219)
Proceeds from dispositions, net	(130)	-	15,150	-	15,020
Other investing activities, net	(129)	-	(343)	-	(472)

Net cash (used in) provided by investing activities from continuing operations	(284)	-	14,613	-	14,329

FINANCING ACTIVITIES
Borrowings	-	-	90	-	90
Repayment of borrowings	(250)	-	(162)	-	(412)
Dividends paid and distributions	-	(334)	(183)	-	(517)
Employee taxes paid for share-based payment arrangements	(44)	-	(118)	-	(162)
Other financing activities, net	-	-	(89)	-	(89)

Net cash used in financing activities from continuing operations	(294)	(334)	(462)	-	(1,090)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(32)	-	-	-	(32)

Net increase (decrease) in cash and cash equivalents	15,529	(1,748)	(17)	-	13,764
Cash and cash equivalents, beginning of year	2,882	3,323	1,417	-	7,622
Exchange movement on cash balances	-	-	(105)	-	(105)

Cash and cash equivalents, end of period	$18,411	$1,575	$1,295	$-	$21,281

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2017

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$177	$(455)	$782	$-	$504

INVESTING ACTIVITIES
Property, plant and equipment	(90)	-	(148)	-	(238)
Proceeds from dispositions, net	-	-	362	-	362
Other investing activities, net	(59)	-	(234)	-	(293)

Net cash used in investing activities from continuing operations	(149)	-	(20)	-	(169)

FINANCING ACTIVITIES
Borrowings	-	-	1,282	-	1,282
Repayment of borrowings	-	-	(1,411)	-	(1,411)
Dividends paid and distributions	-	(333)	(179)	-	(512)
Employee taxes paid for share-based payment arrangements	(11)	-	(21)	-	(32)
Other financing activities, net	(18)	-	-	-	(18)

Net cash used in financing activities from continuing operations	(29)	(333)	(329)	-	(691)

Discontinued operations
Net decrease in cash and cash equivalents from discontinued operations	(26)	-	-	-	(26)

Net (decrease) increase in cash and cash equivalents	(27)	(788)	433	-	(382)
Cash and cash equivalents, beginning of year	40	4,882	1,241	-	6,163
Exchange movement on cash balances	-	-	28	-	28

Cash and cash equivalents, end of period	$13	$4,094	$1,702	$-	$5,809

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

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2018 and 2017. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2018 and 2017, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Recent Developments

In June 2018, the Company entered into an Amended and Restated Merger Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with The Walt Disney Company (“Disney”), which amends and restates in its entirety the Agreement and Plan of Merger that the Company entered into with Disney in December 2017. Prior to the mergers contemplated by the Amended and Restated Merger Agreement, the Company will transfer a portfolio of the Company’s news, sports and broadcast businesses and certain other assets and liabilities into a newly formed subsidiary Fox Corporation (“FOX”) and the holders of the outstanding shares of the Company’s Class A Common Stock and Class B Common Stock (other than holders that are subsidiaries of the Company) will receive, on a pro rata basis, all of the issued and outstanding common stock of FOX (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of FOX”, for further details).

In October 2018, the Company sold its 39% interest in Sky, plc (“Sky”) (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”, for further details).

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2018 versus the three and six months ended December 31, 2017

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,482	$3,252	$230	7%	$6,977	$6,488	$489	8%
Advertising	2,698	2,496	202	8%	4,470	4,119	351	9%
Content	2,118	2,140	(22)	(1)%	3,889	4,159	(270)	(6)%
Other	201	149	52	35%	340	273	67	25%

Total revenues	8,499	8,037	462	6%	15,676	15,039	637	4%
Operating expenses	(6,005)	(5,760)	(245)	4%	(10,429)	(10,141)	(288)	3%
Selling, general and administrative	(939)	(864)	(75)	9%	(1,829)	(1,712)	(117)	7%
Depreciation and amortization	(159)	(142)	(17)	12%	(317)	(284)	(33)	12%
Impairment and restructuring charges	-	(3)	3	(100)%	(16)	(24)	8	(33)%
Equity (losses) earnings of affiliates	(109)	(33)	(76)	**	(74)	27	(101)	**
Interest expense, net	(294)	(312)	18	(6)%	(594)	(625)	31	(5)%
Interest income	86	9	77	**	94	19	75	**
Other, net	10,475	(229)	10,704	**	10,527	(301)	10,828	**

Income from continuing operations before income tax (expense) benefit	11,554	703	10,851	**	13,038	1,998	11,040	**
Income tax (expense) benefit	(630)	1,218	(1,848)	**	(756)	827	(1,583)	**

Income from continuing operations	10,924	1,921	9,003	**	12,282	2,825	9,457	**
(Loss) income from discontinued operations, net of tax	(17)	(5)	(12)	**	(24)	11	(35)	**

Net income	10,907	1,916	8,991	**	12,258	2,836	9,422	**
Less: Net income attributable to noncontrolling interests	(92)	(85)	(7)	8%	(158)	(150)	(8)	5%

Net income attributable to Twenty-First Century Fox stockholders	$10,815	$1,831	$8,984	**	$12,100	$2,686	$9,414	**

**	not meaningful

Overview – The Company’s revenues increased 6% and 4% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher affiliate fee and advertising revenues partially offset by lower content revenue. The increase in affiliate fee revenue was primarily due to contractual rate increases at the domestic channels. The increase in advertising revenue was primarily due to the broadcast of National Football League (“NFL”) Thursday Night Football (“TNF”) on the FOX Broadcasting Company (the “FOX Network”) and higher political advertising revenue due to the U.S. midterm elections at the FOX television stations. The decrease in content revenue was primarily due to lower network and syndication revenue from television productions and lower worldwide home entertainment revenue from motion picture productions partially offset by higher subscription video-on-demand (“SVOD”) revenue. Also contributing to the decrease in content revenue for the six months ended December 31, 2018 was lower worldwide theatrical revenue. The 6% and 4% revenue increases are net of decreases of approximately $195 million and $305 million due to the strengthening of the U.S. dollar against local currencies for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

Operating expenses increased 4% and 3% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher sports programming rights amortization and production costs at the Television and Cable Network Programming segments partially offset by lower production amortization and participation costs from television and motion picture productions and lower theatrical marketing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 9% and 7% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher compensation expenses, including approximately $15 million of additional compensation expenses related to the Disney Transaction/Distribution of FOX (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of FOX”).

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $76 million and $101 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. The decrease was primarily due to the absence of Sky’s results for the three months ended December 31, 2018 as a result of the sale of Sky in October 2018 (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”) and higher losses at Hulu, LLC (“Hulu”) resulting from higher programming costs partially offset by higher subscription and advertising revenues.

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Sky	$-	$120	$(120)	(100)%	$147	$230	$(83)	(36)%
Hulu	(115)	(108)	(7)	(6)%	(229)	(170)	(59)	(35)%
Other equity affiliates	6	(45)	51	**	8	(33)	41	**
					0
Equity (losses) earnings of affiliates	$(109)	$(33)	$(76)	**	$(74)	$27	$(101)	**

**	not meaningful

Interest income – Interest income increased $77 million and $75 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher cash and cash equivalents in the current year as compared to the prior year periods as a result of the cash proceeds from the sale of Sky in October 2018 (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

Other, net – See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax (expense) benefit – The Company’s effective income tax rate for the three and six months ended December 31, 2018 was 5% and 6%, respectively, which was lower than the statutory rate of 21% primarily due to a non-cash benefit of 16% from a deferred tax asset that was determined to be realizable as a result of the decision reached to sell Sky in the first quarter of fiscal 2019 (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Adopted”).

The Company’s effective income tax rate for the three and six months ended December 31, 2017 included a provisional $1.3 billion tax benefit as a result of the Tax Cuts and Jobs Act (the “Tax Act”) (as described in Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “U.S. Tax Reform”).

Net income – Net income increased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, primarily due to the gain on the sale of the Company’s interest in Sky in October 2018 (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”) partially offset by the absence of an income tax benefit resulting from the Tax Act in the prior year.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax (expense) benefit, (Loss) income from discontinued operations, net of tax and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

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

The following table reconciles Income from continuing operations before income tax (expense) benefit to Total Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Income from continuing operations before income tax (expense) benefit	$11,554	$703	$10,851	**	$13,038	$1,998	$11,040	**
Add
Amortization of cable distribution investments	10	25	(15)	(60)%	20	43	(23)	(53)%
Depreciation and amortization	159	142	17	12%	317	284	33	12%
Impairment and restructuring charges	-	3	(3)	(100)%	16	24	(8)	(33)%
Equity losses (earnings) of affiliates	109	33	76	**	74	(27)	101	**
Interest expense, net	294	312	(18)	(6)%	594	625	(31)	(5)%
Interest income	(86)	(9)	(77)	**	(94)	(19)	(75)	**
Other, net	(10,475)	229	(10,704)	**	(10,527)	301	(10,828)	**

Total Segment OIBDA	$1,565	$1,438	$127	9%	$3,438	$3,229	$209	6%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues	$8,499	$8,037	$462	6%	$15,676	$15,039	$637	4%
Operating expenses	(6,005)	(5,760)	(245)	4%	(10,429)	(10,141)	(288)	3%
Selling, general and administrative	(939)	(864)	(75)	9%	(1,829)	(1,712)	(117)	7%
Amortization of cable distribution investments	10	25	(15)	(60)%	20	43	(23)	(53)%

Total Segment OIBDA	$1,565	$1,438	$127	9%	$3,438	$3,229	$209	6%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$4,562	$4,405	$157	4%	$8,909	$8,601	$308	4%
Television	2,148	1,806	342	19%	3,424	2,871	553	19%
Filmed Entertainment	2,159	2,246	(87)	(4)%	3,975	4,209	(234)	(6)%
Other, Corporate and Eliminations	(370)	(420)	50	12%	(632)	(642)	10	2%

Total revenues	$8,499	$8,037	$462	6%	$15,676	$15,039	$637	4%

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$1,454	$1,365	$89	7%	$2,991	$2,876	$115	4%
Television	(22)	56	(78)	**	146	178	(32)	(18)%
Filmed Entertainment	193	131	62	47%	470	387	83	21%
Other, Corporate and Eliminations	(60)	(114)	54	47%	(169)	(212)	43	20%

Total Segment OIBDA	$1,565	$1,438	$127	9%	$3,438	$3,229	$209	6%

**	not meaningful

Cable Network Programming (57% of the Company’s consolidated revenues in the first six months of fiscal 2019 and 2018)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,075	$2,915	$160	5%	$6,172	$5,817	$355	6%
Advertising, content and other	1,487	1,490	(3)	-%	2,737	2,784	(47)	(2)%

Total revenues	4,562	4,405	157	4%	8,909	8,601	308	4%
Operating expenses	(2,663)	(2,648)	(15)	1%	(5,047)	(4,931)	(116)	2%
Selling, general and administrative	(455)	(417)	(38)	9%	(891)	(837)	(54)	6%
Amortization of cable distribution investments	10	25	(15)	(60)%	20	43	(23)	(53)%

Segment OIBDA	$1,454	$1,365	$89	7%	$2,991	$2,876	$115	4%

For the three and six months ended December 31, 2018, revenues at the Cable Network Programming segment increased, as compared to the corresponding periods of fiscal 2018, primarily due to higher affiliate fee revenue. Partially offsetting the increase for the six months ended December 31, 2018 was lower content revenue. The 4% revenue increases are net of decreases of approximately $160 million and $270 million due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

For the three and six months ended December 31, 2018, Cable Network Programming Segment OIBDA increased, as compared to the corresponding periods of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher expenses. The 7% and 4% Segment OIBDA increases are net of decreases of approximately $70 million and $125 million due to the strengthening of the U.S. dollar against local currencies, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

Domestic Channels

For the three and six months ended December 31, 2018, domestic revenues increased 7%, as compared to the corresponding periods of fiscal 2018, primarily due to higher affiliate fee and advertising revenues. Partially offsetting higher domestic revenues for the six months ended December 31, 2018 was a 12% decrease in content revenue primarily due to lower third-party licensing of scripted content at FX Networks. For the three and six months ended December 31, 2018, domestic affiliate fee revenue increased 8% and 9%, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to contractual rate increases led by the Regional Sports Networks (“RSNs”), FOX News Channel (“FOX News”), FS1 and FX Networks. For the three and six months ended December 31, 2018, domestic advertising revenue increased 6% and 7%, respectively, as compared to the corresponding periods of fiscal 2018, led by higher pricing at FOX News.

For the three and six months ended December 31, 2018, domestic channels OIBDA increased 10% and 8%, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher expenses. For the three and six months ended December 31, 2018, operating expenses increased $85 million and $196 million, respectively, principally due to higher sports programming rights amortization and production costs, including National Basketball Association costs due to contractual rate increases at the RSNs and Major League Baseball (“MLB”) costs at FS1, and higher entertainment programming rights amortization at FX Networks for the three months ended December 31, 2018. Also contributing to the increase for the six months ended December 31, 2018 was higher MLB costs at the RSNs and FIFA World Cup and Big Ten costs at FS1.

International Channels

For the three and six months ended December 31, 2018, international revenues decreased 5%, as compared to the corresponding periods of fiscal 2018. For the three and six months ended December 31, 2018, international affiliate fee revenue decreased 4% and 3%, respectively, as compared to the corresponding periods of fiscal 2018, as local currency growth of 11% and 10%, respectively, led by additional subscribers and higher rates at Fox Networks Group International (“FNGI”) in Latin America, was more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three and six months ended December 31, 2018, international advertising revenue decreased 9% and 8%, respectively, as compared to the corresponding periods of fiscal 2018, as a result of local currency growth at STAR India (“STAR”) being more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies and lower local currency advertising revenue at FNGI.

For the three and six months ended December 31, 2018, international channels OIBDA decreased 8% and 16%, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to the revenue decreases noted above partially offset by lower expenses. For the three and six months ended December 31, 2018, operating expenses decreased $70 million and $80 million, respectively, principally due to lower programming costs at STAR, including a fewer number of Board of Control for Cricket in India matches in the current year versus the prior year, and the impact of the strengthening of the U.S. dollar against local currencies. For the three and six months ended December 31, 2018, selling, general and administrative expenses increased $22 million and $36 million, respectively, principally due to higher compensation expenses.

Television (22% and 19% of the Company’s consolidated revenues in the first six months of fiscal 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Advertising	$1,634	$1,416	$218	15%	$2,433	$2,071	$362	17%
Affiliate fee, content and other	514	390	124	32%	991	800	191	24%
		2
Total revenues	2,148	1,806	342	19%	3,424	2,871	553	19%
Operating expenses	(2,011)	(1,588)	(423)	27%	(2,962)	(2,389)	(573)	24%
Selling, general and administrative	(159)	(162)	3	(2)%	(316)	(304)	(12)	4%

Segment OIBDA	$(22)	$56	$(78)	**	$146	$178	$(32)	(18)%

**	not meaningful

For the three and six months ended December 31, 2018, revenues at the Television segment increased, as compared to the corresponding periods of fiscal 2018, primarily due to higher advertising, affiliate fee and content revenues. The increases in advertising revenue were primarily due to revenues resulting from the broadcast of NFL TNF and higher political advertising revenue due to the U.S. midterm elections at FOX television stations, partially offset by two fewer broadcasts of MLB World Series games in the current year. Also contributing to the increase in advertising revenue for the six months ended December 31, 2018 was the broadcast of a portion of the FIFA World Cup matches in the current year. Affiliate fee revenue increased 21% and 20% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to contractual rate increases. Content revenue increased 84% and 57% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher SVOD revenue at FOX Network.

For the three and six months ended December 31, 2018, Television Segment OIBDA decreased, as compared to the corresponding periods of fiscal 2018, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including NFL TNF, partially offset by lower entertainment programming rights amortization as a result of the mix of programming in the current year as compared to the prior year.

Filmed Entertainment (25% and 28% of the Company’s consolidated revenues in the first six months of fiscal 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Content	$2,059	$2,168	$(109)	(5)%	$3,784	$4,059	$(275)	(7)%
Advertising and other	100	78	22	28%	191	150	41	27%

Total revenues	2,159	2,246	(87)	(4)%	3,975	4,209	(234)	(6)%
Operating expenses	(1,751)	(1,926)	175	(9)%	(3,075)	(3,420)	345	(10)%
Selling, general and administrative	(215)	(189)	(26)	14%	(430)	(402)	(28)	7%

Segment OIBDA	$193	$131	$62	47%	$470	$387	$83	21%

For the three and six months ended December 31, 2018, revenues at the Filmed Entertainment segment decreased, as compared to the corresponding periods of fiscal 2018, primarily due to lower network and syndication revenue from television productions and lower worldwide home entertainment revenue from motion picture productions partially offset by higher SVOD revenue from television productions and higher television revenue from motion picture productions. Also contributing to the decrease in revenues for the six months ended December 31, 2018 was lower worldwide theatrical revenue from motion picture productions as a result of the number and mix of theatrical releases in the current year period as compared to the prior year. The revenue decreases of 4% and 6% include decreases of approximately $35 million due to the strengthening of the U.S. dollar against local currencies for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

For the three and six months ended December 31, 2018, Filmed Entertainment Segment OIBDA increased, as compared to the corresponding periods of fiscal 2018, primarily due to lower expenses partially offset by the revenue decreases noted above. Operating expenses decreased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, primarily due to lower production amortization and participation costs from television and motion picture productions and lower theatrical marketing costs from motion picture productions as a result of fewer releases in the current year periods as compared to the corresponding prior year periods. The Segment OIBDA increases were net of decreases of approximately $25 million due to the strengthening of the U.S. dollar against local currencies for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018.

The following feature film titles contributed significant revenues for the three months ended December 31, 2018 and 2017:

For the three months ended December 31,
	2018	2017

Worldwide theatrical performances	Bohemian Rhapsody	Murder on the Orient Express
Ferdinand
The Greatest Showman
Worldwide theatrical and home entertainment performances	The Predator	Kingsman: The Golden Circle
Worldwide home entertainment performances	Deadpool 2	War of the Planet of the Apes

The following feature film titles contributed significant revenues for the six months ended December 31, 2018 and 2017:

For the six months ended December 31,
	2018	2017

Worldwide theatrical performances	Bohemian Rhapsody	Murder on the Orient Express
Ferdinand
The Greatest Showman
Worldwide theatrical and home entertainment performances	Deadpool 2	War of the Planet of the Apes
	The Predator	Kingsman: The Golden Circle
Worldwide home entertainment performances	The Greatest Showman	The Boss Baby

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, as amended, which expires in May 2020, and has access to various film co-financing alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2018, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash provided by operating activities from continuing operations	$557	$504

The increase in net cash provided by operating activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, is primarily due to lower cash tax payments, higher operating results and higher collections over billings at the Filmed Entertainment and Cable Network Programming segments partially offset by higher programming rights payments at the Cable Network Programming segment and higher production spending for television productions at the Filmed Entertainment segment.

Net cash provided by (used in) investing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash provided by (used in) investing activities from continuing operations	$14,329	$(169)

The change in net cash provided by (used in) investing activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to the cash received from the Sky transaction (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”).

Net cash used in financing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash used in financing activities from continuing operations	$(1,090)	$(691)

The increase in net cash used in financing activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to an increase in net repayments over borrowings, higher cash tax payments related to the Company’s equity-based compensation program and the purchase of subsidiary shares from noncontrolling interests.

Stock Repurchase Program

The Company has a stock repurchase program but did not repurchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2018. Pursuant to the Amended and Restated Merger Agreement, the Company is prohibited from repurchasing any additional shares without Disney’s consent (See Note 7 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”).

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the six months ended December 31, 2018 and 2017:

	For the six months ended December 31,
	2018	2017
	(in millions)
Borrowings
Bank loans(a)	$90	$1,282

Total borrowings	$90	$1,282

Repayment of borrowings
Notes due August 2018	$(250)	$-
Bank loans(a)	(162)	(1,411)
	-
Total repayment of borrowings	$(412)	$(1,411)

(a)

The fiscal 2019 activity includes the current borrowings related to the unsecured credit facilities at STAR and the secured revolving credit facility at the Yankees Entertainment and Sports Network (the “YES Network”) and $145 million in repayments under the YES Network secured revolving credit facility. The fiscal 2018 activity includes the effect of the amendment to the YES Network credit agreement (See Note 11 – Borrowings in the 2018 Form 10-K under the heading “Bank Loans”).

Ratings of the public debt

The following table summarizes the Company’s credit ratings as of December 31, 2018:

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

FOX Borrowings

In January 2019, FOX issued approximately $6.8 billion of senior notes (See Note 6 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “FOX Borrowings”). FOX intends to use the net proceeds of approximately $6.8 billion from the sale of the notes, together with available cash on its balance sheet and other financing facilities, if needed, principally to fund the FOX dividend of $8.5 billion and to pay fees and expenses incurred in connection with the senior notes offering and the Transaction (as defined in Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Disney Transaction/Distribution of FOX”).

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly-owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Indian Rupees, Pounds Sterling and Canadian Dollars, to hedge certain exposures to foreign currency exchange rate risks associated with the cost of producing or acquiring films and television programming. The Company also entered into a foreign currency option contract to limit its foreign currency exchange rate risk in connection with the acquisition of Sky. For accounting purposes, the option contract did not qualify for hedge accounting and therefore was treated as an economic hedge (See Note 4 – Investments under the heading “Sky” and Note 5 – Fair Value under the heading “Foreign Currency Contracts” to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox). Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Notional Amount (Foreign currency purchases and sales, including options)
Foreign currency purchases	$183	$12,889
Foreign currency sales	119	18

Aggregate notional amount	$302	$12,907

Notional Amount (Hedge type)
Cash flow hedges	$286	$119
Economic hedges	16	12,788

Aggregate notional amount	$302	$12,907

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: (liability) asset	$(9)	$6

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(6)	$(17)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.1 billion of outstanding fixed-rate debt and, at the YES Network and STAR India, approximately $1.1 billion and $156 million, respectively, of outstanding variable-rate bank debt, before adjustments for unamortized discount and debt issuance costs.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2018, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Fair Value
Borrowings: liability(a)	$(22,809)	$(22,591)
Interest rate swaps: asset(b)	6	8
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(22,803)	$(22,583)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(856)	$(882)

(a)	The change in the fair values of the Company’s borrowings is primarily due to the effect of changes in interest rates partially offset by lower average debt outstanding.
(b)	The notional amount of interest rate swap contracts outstanding was $580 million and $608 million as of December 31, 2018 and June 30, 2018, respectively.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Fair Value
Total fair value of common stock investments(a)	$185	$13,241

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(19)	$(1,324)

(a)

Included in the fair value of common stock investments as of June 30, 2018 is the Company’s investment in Sky. In October 2018, the Company sold its 39% interest in Sky (See Note 4 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Sky”). The remaining common stock investment is in equity securities that are not accounted for under the equity method. This investment is recorded at fair value each reporting period and, beginning July 1, 2018, any associated unrealized gains and losses are recorded to net income (See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Adopted”).

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiff seeks, among other things, an order: (1) rescinding the Retention RSUs, the Modification, and any and all shares issued thereunder; (2) granting an award of damages in favor of the Company; (3) awarding damages, rescissory damages, and equitable relief as necessary; and (4) awarding the plaintiff attorneys' fees and costs. On December 17, 2018, defendants filed a motion to dismiss the complaint. The Company believes that the lawsuit is without merit, and it will vigorously defend against all claims.

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

The proposed Transaction further could cause disruptions to the Company’s business or business relationships (including the business to be conducted by, and business relationships of, FOX after the consummation of the Transaction), which could have an adverse impact on the Company’s businesses, financial condition, results of operations or prospects. In addition, the risk, and adverse effect, of such disruptions could be exacerbated by a delay in the consummation of the Transaction or a termination of the Amended and Restated Merger Agreement. Parties with which the Company has business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with the Company. Parties with whom the Company otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

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

The Company currently anticipates the Transaction will be consummated in the first half of calendar year 2019, but it cannot be certain when or if the conditions for the Transaction will be satisfied or (if permissible under applicable law) waived. The Transaction cannot be consummated until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) receipt of certain required governmental approvals and consents, (ii) receipt by the Company of a surplus and solvency opinion with respect to the FOX Separation and the cash dividend in connection with the Transaction, (iii) the consummation of the FOX Separation and Distribution, (iv) receipt of certain tax opinions by each of the Company and Disney with respect to the treatment of the transactions under U.S. and Australian tax laws, including a legal opinion on the intended tax treatment of the Transaction and (v) the accuracy of the representations and warranties made by the Company or Disney, as applicable, in the Amended and Restated Merger Agreement. The obligation of Disney to consummate the Transaction is also subject to, among other conditions, the absence of regulatory authorities requiring Disney to take certain actions.

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

4.1

Seventeenth Supplemental Indenture, dated as of October 22, 2018, to the Indenture, dated as of January 28, 1993, among the Company, 21CFA and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 22, 2018.).

4.2

Thirteenth Supplemental Indenture, dated as of October 22, 2018 to the Amended and Restated Indenture, dated as March 24, 1993, among the Company, 21CFA and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 22, 2018.).

4.3

First Supplemental Indenture, dated as of October 22, 2018, to the Amended and Restated Indenture, dated as February 16, 2011, among the Company, 21CFA and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 22, 2018.).

4.4

Indenture, dated as of January 25, 2019, by and among Fox Corporation, Twenty-First Century Fox, Inc., as guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.5

Form of Notes representing $750,000,000 principal amount of 3.666% Senior Notes due 2022, dated January 25, 2019 (Incorporated by reference to Exhibit 4.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.6

Form of Notes representing $1,250,000,000 principal amount of 4.030% Senior Notes due 2024, dated January 25, 2019 (Incorporated by reference to Exhibit 4.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.7

Form of Notes representing $2,000,000,000 principal amount of 4.709% Senior Notes due 2029, dated January 25, 2019 (Incorporated by reference to Exhibit 4.4 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.8

Form of Notes representing $1,250,000,000 principal amount of 5.476% Senior Notes due 2039, dated January 25, 2019 (Incorporated by reference to Exhibit 4.5 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.9

Form of Notes representing $1,550,000,000 principal amount of 5.576% Senior Notes due 2049, dated January 25, 2019 (Incorporated by reference to Exhibit 4.6 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

4.10

Registration Rights Agreement, dated as of January 25, 2019, by and among Fox Corporation and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC (Incorporated by reference to Exhibit 4.7 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 25, 2019.).

10.1

Agreement for the Sale and Purchase of Share Capital of Sky plc, dated October 3, 2018, by and between Comcast Bidco Limited, BSkyB Holdco, Inc. and 21st Century Fox UK Nominees Limited (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 9, 2018.).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2018 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 6, 2019